Form 10-Q
period 1994-09-30
SHEARSON LEHMAN SELECT ADVISORS FUTURES FUND L P
filed 1994-11-14
CIK 811078

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

              OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 1994
                      ------------------

Commission File Number 33-12241
                       --------

              SHEARSON LEHMAN SELECT ADVISORS FUTURES FUND L.P.
- - - - --------------------------------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               New York                                         13-3405705
- - - - --------------------------------------------------------------------------------
    (STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

                   c/o Smith Barney Futures Management Inc.
                          390 Greenwich St. - 1st Fl.
                           New York, New York 10013
- - - - --------------------------------------------------------------------------------
             (ADDRESS AND ZIP CODE OF PRINCIPAL EXECUTIVE OFFICES)

                                (212) 723-5424
- - - - --------------------------------------------------------------------------------
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

           388 Greenwich St. -  25th Fl., New York, New York 10013
- - - - --------------------------------------------------------------------------------
           (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF
                          CHANGED SINCE LAST REPORT)


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                 YES   X    NO
                                     -----     ----

               SHEARSON LEHMAN SELECT ADVISORS FUTURES FUND L.P.
                                   FORM 10-Q
                                     INDEX

                                                                                                     PAGE
                                                                                                     NUMBER
                                                                                                     ------
PART I - FINANCIAL INFORMATION:

           ITEM 1.      FINANCIAL STATEMENTS:

                         STATEMENTS OF FINANCIAL CONDITION AT
                         SEPTEMBER 30, 1994 AND DECEMBER 31, 1993                                       3

                         STATEMENTS OF INCOME AND EXPENSES AND
                         PARTNERS' CAPITAL FOR THE THREE AND NINE
                         MONTHS ENDED SEPTEMBER 30, 1994 AND 1993                                       4

                         NOTES TO FINANCIAL STATEMENTS                                                5 - 6

           ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS
                         OF FINANCIAL CONDITION AND RESULTS OF
                         OPERATIONS                                                                   7 - 8

PART II - OTHER INFORMATION                                                                             9

            PART 1
Item 1.  Financial Statements


               SHEARSON LEHMAN SELECT ADVISORS FUTURES FUND L.P.
                       STATEMENTS OF FINANCIAL CONDITION

                                                        SEPTEMBER 30,              DECEMBER 31,
                                                             1994                      1993
                      ASSETS                        --------------------      --------------------
                                                         (Unaudited)
Equity in commodity futures trading account:
  Cash and cash equivalents                                   $7,918,890                $9,756,409
  Net unrealized appreciation
   on open futures contracts                                     152,099                   640,412
                                                    --------------------      --------------------

                                                               8,070,989                10,396,821

Interest receivable                                               21,537                    18,549
                                                    --------------------      --------------------

                                                              $8,092,526               $10,415,370
                                                    ====================      ====================


        LIABILITIES AND PARTNERS' CAPITAL


Liabilities:

 Accrued expenses:
  Commissions                                                    $67,438                   $86,795
  Management fees                                                 25,150                    34,366
  Incentive fees                                                       0                     4,061
  Other                                                           21,495                    18,757
 Redemptions payable                                             981,448                 1,099,158
                                                    --------------------      --------------------

                                                               1,095,531                 1,243,137


Partners' Capital                                              6,996,995                 9,172,233
                                                    --------------------      --------------------

                                                              $8,092,526               $10,415,370
                                                    ====================      ====================


See Notes to Financial Statements.

               SHEARSON LEHMAN SELECT ADVISORS FUTURES FUND L.P.
            STATEMENTS OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                  (UNAUDITED)

                                                        THREE-MONTHS ENDED                            NINE-MONTHS ENDED
                                                           SEPTEMBER 30,                                 SEPTEMBER 30,
                                           ------------------------------------------    ------------------------------------------
                                                    1994                  1993                    1994                  1993
                                           --------------------  --------------------    --------------------  --------------------
Income:
  Net gains (losses) on trading
   of commodity futures:
  Realized gains on
   closed positions                                    $194,777            $1,238,921                $660,570            $2,741,767
  Change in unrealized gains /
   losses on open positions                            (701,474)             (587,357)               (488,313)              118,503
                                           --------------------  --------------------    --------------------  --------------------
                                                       (506,697)              651,564                 172,257             2,860,270

Less, brokerage commissions and
  N.F.A. fees ($2,014, $4,892, $8,502
  and $15,493, respectively)                           (205,675)             (277,635)               (655,881)             (799,373)
                                           --------------------  --------------------    --------------------  --------------------
  Net realized and unrealized
   gains (losses)                                      (712,372)              373,929                (483,624)            2,060,897
  Interest income                                        66,036                57,119                 174,969               160,597
                                           --------------------  --------------------    --------------------  --------------------
                                                       (646,336)              431,048                (308,655)            2,221,494
                                           --------------------  --------------------    --------------------  --------------------

Expenses:
  Incentive fees                                              0                39,894                  10,601                76,173
  Management fees                                        76,017               107,960                 251,669               310,282
  Other                                                  13,505                13,800                  38,302                40,648
                                           --------------------  --------------------    --------------------  --------------------
                                                         89,522               161,654                 300,572               427,103
                                           --------------------  --------------------    --------------------  --------------------

  Net income (loss)                                    (735,858)              269,394                (609,227)            1,794,391
  Redemptions -Limited Partners                        (255,376)             (183,760)               (839,939)             (838,656)
              -General Partner                         (726,072)                    0                (726,072)                    0
                                           --------------------  --------------------    --------------------  --------------------
  Net increase (decrease) in
   Partners' capital                                 (1,717,306)               85,634              (2,175,238)              955,735

Partners' capital, beginning of period                8,714,301            10,117,444               9,172,233             9,247,343
                                           --------------------  --------------------    --------------------  --------------------
Partners' capital, end of period                     $6,996,995           $10,203,078              $6,996,995           $10,203,078
                                           ====================  ====================    ====================  ====================
Net Asset Value per Unit
  (4,192 and 5,719 Units outstanding at
  September 30, 1994 and 1993,
  respectively)                                       $1,669.13             $1,784.07               $1,669.13             $1,784.07
                                           ====================  ====================    ====================  ====================


See Notes to Financial Statements.

               SHEARSON LEHMAN SELECT ADVISORS FUTURES FUND L.P.
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1994
                                  (UNAUDITED)

GENERAL

         SHEARSON LEHMAN SELECT ADVISORS FUTURES FUND L.P. (THE "PARTNERSHIP") WAS ORGANIZED UNDER THE LAWS OF THE STATE OF DELAWARE ON FEBRUARY 10, 1987. THE PARTNERSHIP ENGAGES IN THE SPECULATIVE TRADING OF COMMODITY FUTURES CONTRACTS, INCLUDING FORWARD CONTRACTS ON FOREIGN CURRENCIES, COMMODITY OPTIONS, AND COMMODITY INTERESTS, INCLUDING FUTURES CONTRACTS ON U.S. TREASURY BILLS AND OTHER FINANCIAL INSTRUMENTS, FOREIGN CURRENCIES AND STOCK INDICES. THE PARTNERSHIP COMMENCED TRADING JULY 1, 1987.

         EFFECTIVE JUNE 1, 1994, THE COMMODITY BROKER FOR THE PARTNERSHIP CHANGED ITS NAME FROM SMITH BARNEY SHEARSON INC. TO SMITH BARNEY INC. ("SB"). IN ADDITION, THE GENERAL PARTNER OF THE PARTNERSHIP (THE "GENERAL PARTNER"), A WHOLLY-OWNED SUBSIDIARY OF SB, CHANGED ITS NAME FROM SMITH BARNEY SHEARSON FUTURES MANAGEMENT INC. TO SMITH BARNEY FUTURES MANAGEMENT INC. ALL TRADING DECISIONS ARE BEING MADE FOR THE PARTNERSHIP BY JOHN W. HENRY & CO., SUNRISE CAPITAL MANAGEMENT, INC. AND GILL CAPITAL MANAGEMENT (COLLECTIVELY, THE "TRADING ADVISORS"). PRAGMA, INC. WAS TERMINATED AS A TRADING ADVISOR FOR THE PARTNERSHIP EFFECTIVE AUGUST 1, 1994. GILL CAPITAL MANAGEMENT ("GILL") WAS ADDED AS A TRADING ADVISOR TO THE PARTNERSHIP EFFECTIVE SEPTEMBER 1, 1994. ALL ASSETS PREVIOUSLY MANAGED BY PRAGMA, INC. ARE NOW BEING MANAGED BY GILL.

         THE PARTNERSHIP WILL BE LIQUIDATED UPON THE FIRST TO OCCUR OF THE
FOLLOWING: DECEMBER 31, 2007; A DECLINE IN NET ASSET VALUE PER UNIT ON ANY BUSINESS DAY AFTER TRADING TO LESS THAN $350; A DECLINE IN NET ASSETS AFTER TRADING COMMENCES TO LESS THAN $1,000,000; OR UNDER CERTAIN OTHER CIRCUMSTANCES AS DEFINED IN THE LIMITED PARTNERSHIP AGREEMENT.

         THE ACCOMPANYING FINANCIAL STATEMENTS ARE UNAUDITED BUT, IN THE OPINION OF MANAGEMENT, INCLUDE ALL ADJUSTMENTS (CONSISTING ONLY OF NORMAL RECURRING ADJUSTMENTS) NECESSARY FOR A FAIR PRESENTATION OF THE PARTNERSHIP'S FINANCIAL CONDITION AT SEPTEMBER 30, 1994 AND THE RESULTS OF ITS OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993. THESE FINANCIAL STATEMENTS PRESENT THE RESULTS OF INTERIM PERIODS AND DO NOT INCLUDE ALL DISCLOSURES NORMALLY PROVIDED IN ANNUAL FINANCIAL STATEMENTS. IT IS SUGGESTED THAT THESE FINANCIAL STATEMENTS BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES INCLUDED IN THE PARTNERSHIP'S ANNUAL REPORT ON FORM 10-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION FOR THE YEAR ENDED DECEMBER 31, 1993.

               SHEARSON LEHMAN SELECT ADVISORS FUTURES FUND L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                  (CONTINUED)


         DUE TO THE NATURE OF COMMODITY TRADING, THE RESULTS OF OPERATIONS FOR THE INTERIM PERIODS PRESENTED SHOULD NOT BE CONSIDERED INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR THE ENTIRE YEAR.


NET ASSET VALUE PER UNIT

         CHANGES IN NET ASSET VALUE PER UNIT FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993 WERE AS FOLLOWS:


                                   THREE MONTHS ENDED                   NINE MONTHS ENDED
                                      SEPTEMBER 30,                        SEPTEMBER 30,
                               ---------------------------         ----------------------------
                                 1994              1993              1994               1993
                               ---------------------------         ----------------------------
NET REALIZED AND UNREALIZED
 GAINS (LOSSES)                 ($149.03)        $   64.23          ($101.68)         $  339.39
INTEREST INCOME                    13.81              9.81             35.47              26.69
EXPENSES                          (18.73)           (27.76)           (60.67)            (71.12)
                                --------          --------         ---------          ---------

INCREASE (DECREASE) FOR PERIOD   (153.95)            46.28           (126.88)            294.96

NET ASSET VALUE PER UNIT,
  BEGINNING OF PERIOD           1,823.08          1,737.79          1,796.01           1,489.11
                                --------          --------         ---------          ---------

NET ASSET VALUE PER UNIT,
  END OF PERIOD                $1,669.13         $1,784.07         $1,669.13          $1,784.07
                                ========          ========         =========          =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

         THE PARTNERSHIP DOES NOT ENGAGE IN THE SALE OF GOODS OR SERVICES. ITS ONLY ASSETS ARE ITS EQUITY IN ITS COMMODITY FUTURES TRADING ACCOUNT, CONSISTING OF CASH AND CASH EQUIVALENTS, NET UNREALIZED APPRECIATION (DEPRECIATION) ON OPEN FUTURES CONTRACTS, AND INTEREST RECEIVABLE. BECAUSE OF THE LOW MARGIN DEPOSITS NORMALLY REQUIRED IN COMMODITY FUTURES TRADING, RELATIVELY SMALL PRICE MOVEMENTS MAY RESULT IN SUBSTANTIAL LOSSES TO THE PARTNERSHIP. WHILE SUBSTANTIAL LOSSES COULD LEAD TO A DECREASE IN LIQUIDITY, NO SUCH LOSSES OCCURRED DURING THE THIRD QUARTER OF 1994.

         THE PARTNERSHIP'S CAPITAL CONSISTS OF THE CAPITAL CONTRIBUTIONS OF THE PARTNERS AS INCREASED OR DECREASED BY GAINS OR LOSSES ON COMMODITY FUTURES TRADING, EXPENSES, INTEREST INCOME, REDEMPTIONS OF UNITS AND DISTRIBUTIONS OF PROFITS, IF ANY.

         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994, PARTNERSHIP CAPITAL DECREASED 23.7% FROM $9,172,233 TO $6,996,995. THIS DECREASE WAS ATTRIBUTABLE TO THE REDEMPTION OF 480 LIMITED PARTNERSHIP UNITS AND 435 UNITS OF GENERAL PARTNERSHIP INTEREST RESULTING IN AN OUTFLOW OF $1,566,011 IN ADDITION TO A NET LOSS FROM OPERATIONS OF $609,227 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994. FUTURE REDEMPTIONS CAN IMPACT THE AMOUNT OF FUNDS AVAILABLE FOR INVESTMENTS IN COMMODITY CONTRACT POSITIONS IN SUBSEQUENT PERIODS.

RESULTS OF OPERATIONS

         DURING THE PARTNERSHIP'S THIRD QUARTER OF 1994, THE NET ASSET VALUE PER UNIT DECREASED 8.4% FROM $1,823.08 TO $1,669.13, AS COMPARED TO THE THIRD QUARTER OF 1993 WHEN THE NET ASSET VALUE PER UNIT INCREASED 2.7%. THE PARTNERSHIP EXPERIENCED A NET TRADING LOSS BEFORE COMMISSIONS AND EXPENSES IN THE THIRD QUARTER OF 1994 OF APPROXIMATELY $507,000. GAINS WERE REALIZED IN THE TRADING OF COMMODITY FUTURES IN FOODS, GRAINS AND OILS AND FINANCIALS. THESE GAINS WERE PARTIALLY OFFSET BY LOSSES REALIZED IN THE TRADING OF COMMODITY FUTURES IN INDUSTRIALS, PRECIOUS METALS AND STOCK INDICES.

         COMMODITY FUTURES MARKETS ARE HIGHLY VOLATILE. BROAD PRICE FLUCTUATIONS AND RAPID INFLATION INCREASE THE RISKS INVOLVED IN COMMODITY TRADING, BUT ALSO INCREASE THE POSSIBILITY OF PROFIT. THE PROFITABILITY OF THE PARTNERSHIP DEPENDS ON THE EXISTENCE OF MAJOR PRICE TRENDS AND THE ABILITY OF THE TRADING ADVISORS TO IDENTIFY CORRECTLY THOSE PRICE TRENDS. THESE PRICE TRENDS ARE INFLUENCED BY, AMONG OTHER THINGS, CHANGING SUPPLY AND DEMAND RELATIONSHIPS, WEATHER, GOVERNMENTAL, AGRICULTURAL,

COMMERCIAL AND TRADE PROGRAMS AND POLICIES, NATIONAL AND INTERNATIONAL POLITICAL AND ECONOMIC EVENTS AND CHANGES IN INTEREST RATES. TO THE EXTENT THAT MARKET TRENDS EXIST AND THE TRADING ADVISORS ARE ABLE TO IDENTIFY THEM, THE PARTNERSHIP EXPECTS TO INCREASE CAPITAL THROUGH OPERATIONS.

         INTEREST INCOME ON 70% OF THE PARTNERSHIP'S DAILY AVERAGE EQUITY WAS EARNED ON THE MONTHLY AVERAGE 13-WEEK U.S. TREASURY BILL YIELD. INTEREST INCOME FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1994 INCREASED BY APPROXIMATELY $14,000 AND $9,000, RESPECTIVELY, AS COMPARED TO THE CORRESPONDING PERIODS IN 1993. THE INCREASE IN INTEREST INCOME IS PRIMARILY ATTRIBUTABLE TO AN INCREASE IN INTEREST RATES.

         COMMISSIONS ARE CALCULATED ON THE ADJUSTED NET ASSET VALUE ON THE LAST DAY OF EACH MONTH AND, THEREFORE, VARY ACCORDING TO TRADING PERFORMANCE AND REDEMPTIONS. ACCORDINGLY, THEY MUST BE COMPARED IN RELATION TO THE FLUCTUATIONS IN THE MONTHLY NET ASSET VALUES. COMMISSIONS FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1994 DECREASED BY APPROXIMATELY $143,000 AND $72,000, RESPECTIVELY, AS COMPARED TO THE CORRESPONDING PERIODS IN 1993.

         ALL TRADING DECISIONS FOR THE PARTNERSHIP ARE CURRENTLY BEING MADE BY THE TRADING ADVISORS. MANAGEMENT FEES ARE CALCULATED AS A PERCENTAGE OF THE PARTNERSHIP'S NET ASSET VALUE AS OF THE END OF EACH MONTH AND ARE AFFECTED BY TRADING PERFORMANCE AND REDEMPTIONS. MANAGEMENT FEES FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1994 DECREASED BY APPROXIMATELY $59,000 AND $32,000, RESPECTIVELY, AS COMPARED TO THE CORRESPONDING PERIODS IN 1993.

         INCENTIVE FEES ARE BASED ON THE NEW APPRECIATION GENERATED BY EACH TRADING ADVISOR AS DEFINED IN THE ADVISORY AGREEMENTS BETWEEN THE PARTNERSHIP, THE GENERAL PARTNER AND EACH TRADING ADVISOR. TRADING PERFORMANCE FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1994 RESULTED IN A DECREASE IN INCENTIVE FEES OF APPROXIMATELY $66,000 AND $40,000, RESPECTIVELY, AS COMPARED TO THE CORRESPONDING PERIODS IN 1993.

                           PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS - NONE

ITEM 2.  CHANGES IN SECURITIES - NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE

ITEM 5.  OTHER INFORMATION - NONE

ITEM 6.  (a) EXHIBITS

         (b) REPORTS ON FORM 8-K - NONE

                                   SIGNATURES

      PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

SHEARSON LEHMAN SELECT ADVISORS FUTURES FUND L.P.


BY:   SMITH BARNEY FUTURES MANAGEMENT INC.
      ------------------------------------
      (GENERAL PARTNER)


BY:   /S/ ALEXANDER J. SLOANE, PRESIDENT
      ------------------------------------
      ALEXANDER J. SLOANE, PRESIDENT

DATE:       11/10/94
          ----------------

      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


BY:   SMITH BARNEY FUTURES MANAGEMENT INC.
      ------------------------------------
      (GENERAL PARTNER)


BY:   /S/ ALEXANDER J. SLOANE, PRESIDENT
      ------------------------------------
      ALEXANDER J. SLOANE, PRESIDENT


DATE:       11/10/94
          ----------------



BY        /S/ DANIEL A. DANTUONO
          -----------------------------------
          DANIEL A. DANTUONO
          CHIEF FINANCIAL OFFICER AND TREASURER

DATE:       11/10/94
          ----------------