Form 10-Q/A
period 1994-09-30
SHEARSON LEHMAN SELECT ADVISORS FUTURES FUND L P
filed 1995-03-02
CIK 811078

     THIS AMENDMENT IS BEING FILED TO SUBMIT THE FINANCIAL DATA SCHEDULE


                                  FORM 10-Q/A

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

Commission File Number 33-12241
                       --------

              SHEARSON LEHMAN SELECT ADVISORS FUTURES FUND L.P.
- --------------------------------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               New York                                         13-3405705
- --------------------------------------------------------------------------------
    (STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

                   c/o Smith Barney Futures Management Inc.
                          390 Greenwich St. - 1st Fl.
                           New York, New York 10013
- --------------------------------------------------------------------------------
             (ADDRESS AND ZIP CODE OF PRINCIPAL EXECUTIVE OFFICES)

                                (212) 723-5424
- --------------------------------------------------------------------------------
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

           388 Greenwich St. -  25th Fl., New York, New York 10013
- --------------------------------------------------------------------------------
           (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF
                          CHANGED SINCE LAST REPORT)


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


BY:   SMITH BARNEY FUTURES MANAGEMENT INC.
      ------------------------------------
      (GENERAL PARTNER)


BY:   /S/ ALEXANDER J. SLOANE, PRESIDENT
      ------------------------------------
      ALEXANDER J. SLOANE, PRESIDENT


DATE:       11/10/94
          ----------------



BY        /S/ DANIEL A. DANTUONO
          -----------------------------------
          DANIEL A. DANTUONO
          CHIEF FINANCIAL OFFICER AND TREASURER

DATE:       11/10/94
          ----------------

                                EXHIBIT INDEX


                                                               Sequentially
Exhibit No.                     Description                        Page No.
- ----------                      ------------                   ------------
Ex-27                           Financial Data Schedule