Form 10-K
SHEARSON LEHMAN SELECT ADVISORS FUTURES FUND L P
filed 1995-03-31
CIK 811078

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                      For the year ended December 31, 1994

Commission File Number 0-16627

                SHEARSON LEHMAN SELECT ADVISORS FUTURES FUND L.P.
   ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                13-3405705
   -------------------------------                  ------------------
   (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                   Identification No.)

                    c/o Smith Barney Futures Management Inc.
                          390 Greenwich St. - 1st Fl.
                          New York, New York 10013
  ------------------------------------------------------------------------
             (Address and Zip Code of principal executive offices)

                               (212) 723-5424
  ------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: 50,000  Units of Limited Partner-
                                                            ship Interest
                                                            -------------------
                                                            (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X    No
                                    ---      ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K / /

                                     PART I

Item 1. Business.

         (a) General development of business. Shearson Lehman Select Advisors Futures Fund L.P. (the "Partnership") is a limited partnership organized on February 10, 1987 under the Partnership Laws of the State of Delaware. The Partnership engages in speculative trading of commodity interests, including forward contracts on foreign currencies, commodity options and commodity futures contracts including futures contracts on United States Treasury Bills and other financial instruments, foreign currencies and stock indices. The Partnership commenced trading on July 1, 1987. Redemptions for the years ended December 31, 1994, 1993, and 1992 are reported in the Statements of Partners' Capital on page F-5 under "Item 8. Financial Statements and Supplementary Data."
         The Partnership's trading of futures contracts on commodities is done primarily on United States commodities exchanges and may, to a lesser extent, be done on some foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with its commodity broker, Smith Barney Inc. ("SB"), (formerly, Smith Barney Shearson Inc.)

         Smith Barney Futures Management Inc. (formerly, Smith Barney Shearson Futures Management Inc.) acts as the general partner (the "General Partner") of the Partnership. SB is an affiliate of the General Partner.

    Under the Limited Partnership Agreement of the Partnership (the "Limited Partnership Agreement"), the General Partner has sole responsibility for the administration of the business and affairs of the Partnership, but may delegate trading discretion to one or more trading advisors.

   The Partnership is obligated to pay the General Partner a monthly management fee ranging from 2% to 4% per year of the month-end Net Assets of the Partnership, as defined, managed by each advisor and an incentive fee payable quarterly equal to 15% of Net Trading Profits of the Partnership in the aggregate, as defined in the Limited Partnership Agreement.

         At December 31, 1994, the General Partner had management agreements (the "Management Agreements") with Sunrise Capital Management, John W. Henry & Co., Inc. and Gill Capital Management. ("Gill") (collectively, the "Advisors"),
none of which is affiliated with the others or with the General Partner.   The
General Partner terminated Pragma Inc. as an Advisor effective July 29,1994 and added Gill as an Advisor effective September 1, 1994. Each Management Agreement will expire on June 30, 1995, and is renewable at the option of the Partnership for additional one-year periods.

         The Management Agreements require the General Partner to pay the Advisors a monthly management fee ranging from 1/6 of 1% to 1/3 of 1% of the Net Assets of the Partnership (2% to 4% per year) managed by the Advisor and an incentive fee equal to 10% of the Net Trading Profits, as defined in each Management Agreement, earned on the Net Assets managed by each Advisor during each quarter. The Advisor will be paid out of the General Partner's own funds to the extent that incentive fees owed to particular Advisors exceed the
incentive fee paid by the Partnership to the General Partner.   Thus, the
Partnership will pay an incentive fee based on aggregate profits earned by all the Advisors, not on any individual Advisor's profits.

         Pursuant to the terms of the customer agreement entered into with SB (the "Customer Agreement"), the Partnership is obligated to pay a monthly commodity brokerage fee equal to .833% of month-end Net Assets (10% per year) in lieu of brokerage commissions on a per trade basis. The Partnership will pay for clearing fees, but not for floor brokerage which will be borne by SB.

         In addition, SB will pay the Partnership interest on 70% of the average daily equity maintained in cash in its accounts during each month at the rate of the average non-competitive yield of the 13-week U.S. Treasury Bills as determined at the weekly auctions thereof during the month. The Customer Agreement may be terminated upon notice by either party.

         (b)  Financial information about industry segments.   The
Partnership's business consists of only one segment, speculative trading of commodity interests, including forward contracts on foreign currencies, commodity options and commodity futures contracts (including futures contracts on U.S. Treasury Bills and other financial instruments, foreign currencies and stock indices). The Partnership does not engage in sales of goods or services. The Partnership's net income (loss) from operations for the years ended December 31, 1994, 1993, 1992, 1991, and 1990 are set forth under "Item 6.
Select Financial Data."    Partnership capital as of December 31, 1994 was
$6,129,708.

         (c)  Narrative description of business.

         See Paragraphs (a) and (b) above.

         (i) through (x) - Not applicable.

         (xi) through (xii) - Not applicable.

         (xiii) - The Partnership has no employees.

         (d)      Financial Information About Foreign and Domestic
                  Operations and Export Sales. The Partnership does not engage in sales of goods or services, and therefore this item is not applicable.

Item 2. Properties.

      The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by its affiliate, SB.

Item 3. Legal Proceedings.

      There are no pending legal proceedings to which the Partnership is a party or to which any of its assets is subject. No material legal proceedings affecting the Partnership were terminated during the fiscal year 1994.

Item 4. Submission of Matters to a Vote of Security Holders.

      There were no matters submitted to the security holders for a vote during the last fiscal year covered by this report.

                                   PART II

Item 5.  Market for Registrant's Common Equity and Related Security
         Holder Matters.

         (a) Market Information. The Partnership has issued no stock. There is no public market for the Units of Limited
             Partnership Interest.

         (b) Holders. The number of holders of Units of Partnership Interest as of December 31, 1994 was 935.

         (c) Distribution. The Partnership did not declare a distribution in 1994.

Item 6. Select Financial Data.
               Net realized and unrealized trading gains (losses), interest income, net income (loss) and increase (decrease) in net asset value per Unit for the years ended December 31, 1994, 1993, 1992, 1991, and 1990 and total assets at December 31, 1994, 1993, 1992, 1991, and 1990 were as follows:


                                  1994               1993           1992            1991             1990
                              ------------      -----------     -----------     ------------     -----------
Net realized and unrealized
 trading gains (losses) net
 of brokerage commissions
 and clearing fees of
 $828,783,$1,057,289,
 $1,036,415, $1,448,774
 and $1,849,412,
 respectively                 $   (988,663)     $ 2,188,701     $(1,251,991)    $  1,941,436     $ 5,533,773

Interest income               $    238,826          215,048         249,629          442,084         766,389
                              ------------      ----------      -----------     ------------     -----------

                              $   (749,837)     $ 2,403,749     $(1,002,362)    $  2,383,520     $ 6,300,162
                              ============      ===========     ===========     ============     ===========


Net Income (loss)             $ (1,128,851)     $ 1,862,704     $(1,452,252)    $  1,680,627     $ 5,368,348
                              ============      ==========      ===========     ============     ===========


Increase (decrease) in net
 asset value per unit         $    (250.84)     $    306.90     $   (174.11)    $     219.49     $    452.49
                              ============      ===========     ===========     ============     ===========

Total assets                  $  6,586,035      $10,415,370     $ 9,874,510     $ 13,470,423     $14,113,371
                              ============      ===========     ===========     ============     ===========



Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

            (a) Liquidity. The Partnership does not engage in sales of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. Such substantial losses could lead to a material decrease in liquidity. To minimize this risk, the Partnership follows certain policies including:

            (1) Partnership funds are invested only in futures contracts which are traded in sufficient volume to permit, in the opinion of the Advisors, ease of taking and liquidating positions.

            (2) The Partnership diversifies its positions among various commodities. No Advisor initiates additional positions in any commodity for the Partnership if such additional positions would result in aggregate positions for all commodities requiring a margin of more than 66-2/3% of net assets of the Partnership managed by the Advisor.

            (3) The Partnership may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearing house, the physical commodity position is fully hedged.

                 (4) The Partnership does not employ the trading technique commonly known as "pyramiding", in which the speculator uses unrealized profits on existing positions as margin for the purchase or sale of additional positions in the same or related commodities.

            (5) The Partnership does not utilize borrowings except short-term borrowings if the Partnership takes delivery of any cash commodities.

            (6) The Advisors may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Partnership. The term "spread" or "straddle" describes a commodity futures trading strategy involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the contracts.

         Other than the risks inherent in commodity futures trading, the Partnership knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the General Partner may, in its discretion, cause the Partnership to cease trading operations and liquidate all open positions under certain circumstances including a decrease in Net Asset Value per Unit to less than $350 as of the close of business on any business day or a decline in Net Assets after trading commences to less than $1,000,000.

         (b) Capital resources. (i) The Partnership has made no material commitments for capital expenditures.

            (ii) The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading and by expenses, interest income, redemptions of Units and distributions of profits, if any. Gains or losses on commodity futures trading cannot be predicted. Market moves in commodities are dependent upon fundamental and technical factors which the Partnership may or may not be able to identify. Partnership expenses consist of, among other things,
commissions, management fees and incentive fees.   The level of these expenses
is dependent upon the level of trading and the ability of the Advisors to identify and take advantage of price movements in the commodity markets, in
addition to the level of Net Assets maintained.   The amount of interest income
payable by SB is dependent upon interest rates over which the Partnership has
no control.   No forecast can be made as to the level of redemptions in any
given period.   In 1994, 1,140 Units were redeemed for a total of $1,913,674 which includes the General Partner's redemption representing 435 Unit
equivalents totaling $726,072.   In 1993, 1,103 Units were redeemed for a total
of $1,937,814. In 1992, 1,413 Units were redeemed for a total of $1,979,127.

         (c)   Results of operations.   For the year ended December 31, 1994,
the net asset value per Unit decreased 14.0% from $1,796.01 to $1,545.17. For the year ended December 31, 1993, the net asset value per Unit increased 20.6%,
from $1,489.11 to $1,796.01.   For
the year ended December 31, 1992, the net asset value per Unit decreased 10.5%, from $1,663.22 to $1,489.11.

         The Partnership experienced net trading losses of $159,880 before
commissions and expenses in 1994.   Realized trading losses of $33,222 were
attributable to losses incurred in the trading of financial, industrial, stock indices and energy commodity futures. However, these realized trading losses were partially offset by realized trading gains experienced in the trading of commodity futures in agricultural and precious metals. The Partnership experienced net trading gains of $3,245,990 before commissions and expenses in 1993. Realized trading gains of $2,824,702 were attributable to trading in financial, livestock, industrial, precious metals, grains and oils and stock indices. However, these realized trading gains were partially offset by realized trading losses experienced in the trading of commodity futures in foods.

         Commodity futures markets are highly volatile.   Broad price
fluctuations and rapid inflation increase the risks involved in commodity
trading, but also increase the possibility of profit.   The profitability of
the Partnership depends on the existence of major price trends and the ability
of the Advisors to identify correctly those price trends.   These price trends
are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events
and changes in interest rates.   To the extent that market trends exist and the
Advisors are able to identify them, the

Partnership expects to increase capital through operations.

Item 8.   Financial Statements and Supplementary Data.




               SHEARSON LEHMAN SELECT ADVISORS FUTURES FUND L.P.
                         INDEX TO FINANCIAL STATEMENTS


                                                                                                Page
                                                                                              Number
                                                                                              ------
                       Report of Independent Accountants.                                       F-2

                       Financial Statements:
                       Statements of Financial Condition at
                       December 31, 1994 and 1993.                                              F-3

                       Statements of Income and Expenses for
                       the years ended December 31, 1994,
                       1993 and 1992.                                                           F-4

                       Statements of Partners' Capital for the
                       years ended December 31, 1994, 1993 and
                       1992.                                                                    F-5

                       Notes to Financial Statements.                                        F-6 - F-9


                                   Continued

                       Report of Independent Accountants

To the Partners of
  Shearson Lehman Select Advisors
    Futures Fund L.P.:

We have audited the accompanying statements of financial condition of SHEARSON LEHMAN SELECT ADVISORS FUTURES FUND L.P. (a Delaware Limited Partnership) as of December 31, 1994 and 1993 and the related statements of income and expenses and partners' capital for the years ended December 31, 1994, 1993 and 1992. These financial statements are the responsibility of the management of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management of the General Partner, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shearson Lehman Select Advisors Futures Fund L.P. as of December 31, 1994 and 1993, and the results of its operations for the years ended December 31, 1994, 1993 and 1992, in conformity with generally accepted accounting principles.


                                                        Coopers & Lybrand L.L.P.

New York, New York
February 18, 1995

                        Shearson Lehman Select Advisors
                               Futures Fund L.P.
                       Statements of Financial Condition
                           December 31, 1994 and 1993

                                                1994                1993
                                            ------------        ------------
Assets:
Equity in commodity futures
  trading account:
  Cash and cash equivalents                 $6,049,620           $9,756,409
  Net unrealized appreciation
    on open futures contracts                  513,754              640,412
                                          ------------         ------------
                                             6,563,374           10,396,821
Interest receivable                             22,661               18,549
                                          ------------         ------------
                                            $6,586,035          $10,415,370
                                          ============         ============

Liabilities and Partners' Capital:

Liabilities:
  Accrued expenses:
    Commissions                                $54,884              $86,795
    Management fees                             20,223               34,366
    Incentive fees                                                    4,061
    Other                                       33,557               18,757
  Redemptions payable (Note 4)                 347,663            1,099,158
                                          ------------         ------------
                                               456,327            1,243,137
                                          ------------         ------------
Partners' capital (Notes 1 and 5):
  General Partner, 72 and 507 Unit
    equivalents outstanding in 1994
    and 1993, respectively                     111,252              910,577
  Limited Partners, 3,895 and
    4,600 Units of Limited
    Partnership Interest
    outstanding in 1994 and
    1993, respectively                       6,018,456            8,261,656
                                          ------------         ------------
                                             6,129,708            9,172,233
                                          ------------         ------------
                                            $6,586,035          $10,415,370
                                          ============         ============



See notes to financial statements.

                        Shearson Lehman Select Advisors
                               Futures Fund L.P.
                       Statements of Income and Expenses
                              for the years ended
                        December 31, 1994, 1993 and 1992



                                      1994            1993            1992
                                  ------------    ------------    ------------
Income:
  Net gains (losses) on
    trading of commodity
    interests:
  Realized gains (losses)
    on closed positions              $(33,222)     $2,824,702      $3,325,653
  Change in unrealized
    gains/losses on
    open positions                   (126,658)        421,288      (3,541,229)
                                  ------------    ------------    ------------
                                     (159,880)      3,245,990        (215,576)

  Less, Brokerage
     commissions and
     clearing fees ($10,714,
     $18,810 and $26,742,
     respectively) (Note 3b)         (828,783)     (1,057,289)     (1,036,415)
  Net realized and                ------------    ------------    ------------
    unrealized gains
    (losses)                         (988,663)      2,188,701      (1,251,991)
  Interest income (Note 3b)           238,826         215,048         249,629
                                  ------------    ------------    ------------
                                     (749,837)      2,403,749      (1,002,362)
                                  ------------    ------------    ------------
Expenses:
  Management fees (Note3a)            314,745         411,013         399,626
  Incentive fees(Note 3a)              10,601          80,234
  Other expenses                       53,668          49,798          50,264
                                  ------------    ------------    ------------
                                      379,014         541,045         449,890
                                  ------------    ------------    ------------
Net income (loss)                 $(1,128,851)     $1,862,704     $(1,452,252)
Net income (loss) per             ============    ============    ============
  Unit (Note 5)                      $(250.84)        $306.90        $(174.11)
                                  ============    ============    ============




See notes to financial statements.

                        Shearson Lehman Select Advisors
                               Futures Fund L.P.
                        Statements of Partners' Capital
                              for the years ended
                        December 31, 1994, 1993 and 1992



                                  Limited          General
                                  Partners         Partner           Total
                                ------------     ------------     ------------
Partners' capital at
  December 31, 1991             $11,835,469         $843,253      $12,678,722
Net loss                         (1,363,978)         (88,274)      (1,452,252)
Redemption of 1,413
  Units of Limited
  Partnership Interest           (1,979,127)                       (1,979,127)
                                ------------     ------------     ------------
Partners' capital at
  December 31, 1992               8,492,364          754,979        9,247,343
Net income                        1,707,106          155,598        1,862,704
Redemption of 1,103
  Units of Limited
  Partnership Interest           (1,937,814)                       (1,937,814)
                                ------------     ------------     ------------
Partners' capital at
  December 31, 1993               8,261,656          910,577        9,172,233
Net loss                         (1,055,598)         (73,253)      (1,128,851)
Redemption of 705
  Units of Limited
  Partnership Interest
  and General Partner's
  redemption representing
  435 Unit equivalents           (1,187,602)        (726,072)      (1,913,674)
                                ------------     ------------     ------------
Partners' capital at
  December 31, 1994              $6,018,456         $111,252       $6,129,708
                                ============     ============     ============




See notes to financial statements.

                    Shearson Lehman Select Advisors
                           Futures Fund L.P.

                     Notes to Financial Statements

1.      Partnership Organization:

Shearson Lehman Select Advisors Futures Fund L.P. (the "Partnership") is a limited partnership which was organized under the laws of the State of Delaware on February 10, 1987. The Partnership is engaged in the speculative trading of commodity interests including forward contracts on foreign currencies, commodity options and commodity futures contracts including futures contracts on U.S. Treasury Bills and certain other financial instruments and foreign currencies.

Smith Barney Futures Management Inc. (formerly, Smith Barney Shearson Futures Management Inc.) acts as the general partner (the "General Partner") of the Partnership. Smith Barney Inc. ("SB") (formerly, Smith Barney Shearson Inc.), an affiliate of the General Partner, acts as commodity broker for the Partnership (see Note 3b) .

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of the Partnership interest owned by each, except that no limited partner shall be liable for obligations of the Partnership in excess of his initial capital contribution and profits, if any, net of distributions.

The Partnership will be liquidated upon the first to occur of the following:
December 31, 2007; a decline in net asset value per Unit on any business day after trading to less than $350; a decline in net assets after trading commences to less than $1,000,000; or under certain other circumstances as defined in the Limited Partnership Agreement.

2.      Accounting Policies:

a. All commodity interests are valued at the closing market quotations on the last business day of the year. Foreign currency is translated into U.S. dollars at the exchange rates prevailing on the last business day of the year.

b. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on his share of the Partnership's income and expenses.

3.      Agreements:

a. Management Agreements and Limited Partnership Agreement:

Under the Limited Partnership Agreement of the Partnership, the General Partner is permitted to delegate its authority to trade the Partnership's assets to one or more trading advisors and to compensate those advisors from the General Partner's own funds. The General Partner receives a monthly management fee ranging from 2% to 4% per year of the month-end Net Assets of the Partnership, as defined, managed by each Advisor,

                      Shearson Lehman Select Advisors
                             Futures Fund L.P.

                       Notes to Financial Statements

and an incentive fee payable quarterly equal to 15% of Net Trading Profits of the Partnership, as defined.

At December 31, 1994, the General Partner had Management Agreements with the following Advisors: Sunrise Commodities Inc., John W. Henry & Co. Inc. and Gill Capital Management ("Gill"), effective until June 30, 1995, at which time they may be renewed at the option of the General Partner. The General Partner terminated Pragma Inc. as an Advisor effective July 29, 1994 and added Gill as an Advisor effective September 1, 1994.

The Management Agreements require the General Partner to pay the Advisors a management fee payable monthly ranging from 2% to 4% per annum of the Net Assets, as defined, of the Partnership managed by each Advisor and an incentive fee payable quarterly equal to 10% of Net Trading Profits, as defined, earned on the Net Assets managed by each Advisor.

b. Customer Agreement:

The Partnership has entered into a Customer Agreement which was assigned to SB whereby SB provides services which include, among other things, the execution of transactions for the Partnership's account in accordance with orders placed by the Advisors. The Partnership pays SB a monthly brokerage fee equal to .833% of month end net assets (10% per year) in lieu of brokerage commissions on a per trade basis. The Partnership pays for all clearing fees but not floor brokerage. The Partnership's funds are deposited by SB in segregated bank accounts as required by Commodity Futures Trading Commission regulations. SB has agreed to pay the Partnership interest on 70% of the average daily equity in its accounts during each month at the rate of the average noncompetitive yield of 13-week U.S. Treasury Bills as determined at the weekly auctions thereof during the month. The Customer Agreement may be terminated upon notice by either party.

4.      Distributions and Redemptions:

Distributions of profits, if any, will be made at the sole discretion of the General Partner; however, each limited partner may redeem some or all of his Units at the net asset value thereof as of the last day of any calendar quarter on 15 days' notice to the General Partner, provided that no redemption may result in the limited partner holding fewer than three Units after such redemption is effected.

                       Shearson Lehman Select Advisors
                              Futures Fund L.P.

                        Notes to Financial Statements


5.      Net Asset Value Per Unit:

Change in the net asset value per Unit during the years ended December 31, 1994, 1993 and 1992 were as follows:

                                1994            1993            1992
                            ------------    ------------    ------------
Net realized and
  unrealized gains
  (losses)                    $ (222.14)       $ 361.75       $ (145.34)
Interest income                   50.70           36.20           35.25
Expenses                         (79.40)         (91.05)         (64.02)
                            ------------    ------------    ------------
Increase (decrease)
  for year                      (250.84)         306.90         (174.11)
Net asset value
  per Unit, beginning
  of year                      1,796.01        1,489.11        1,663.22
                            ------------    ------------    ------------
Net asset value per
  Unit, end of year           $1,545.17       $1,796.01       $1,489.11
                            ============    ============    ============


6.      Financial Instruments with Off-Balance Sheet Risk:

The Partnership is party to financial instruments with off-balance sheet risk in the normal course of its business. These instruments include financial futures and forward contracts. The notional or contract amounts of those instruments reflect the extent of involvement, but not necessarily the amounts subject to risk, that the Partnership has in particular classes of financial instruments. The notional or contractual amounts of these obligations at December 31, 1994 were approximately $87,000,000.

Financial futures and forward contracts are contracts for delayed delivery of financial interests in which the seller agrees to make delivery at a specified future date of a specified financial instrument, at a specified price or yield. Risks arise from changes in the market value of the underlying instruments and, with respect to forward contracts, from the possible inability of counterparties to meet the terms of their contracts. Credit risk is limited to the amount of gross unrealized appreciation on open contracts.

                      Shearson Lehman Select Advisors
                             Futures Fund L.P.

                       Notes to Financial Statements

7.      Recently Issued Accounting Standard:

In October 1994, the Financial Accounting Standards Board issued a new standard, SFAS No. 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments, which the Partnership is required to adopt no later than the year ending December 31, 1995.

The new standard requires certain disclosures about the amounts, nature and terms of derivative financial instruments. Adoption of this standard by the Partnership in 1995 will result in additional disclosures related to the Partnership's activities.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          During the last two fiscal years and any subsequent interim period, no independent accountant who was engaged as the principal accountant to audit the Partnership's financial statements has resigned or was dismissed.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

          The Partnership has no officers or directors and its affairs are managed by its General Partner, Smith Barney Futures Management Inc. At December 31, 1994 the General Partner has selected three Advisors, none of
which is affiliated with the General Partner or its parent.   The Advisors
selected are Sunrise Commodities Inc., John W. Henry & Co., Inc. and Gill Capital Management.

Item 11.  Executive Compensation.

          The Partnership has no directors or officers. Its affairs are managed by Smith Barney Futures Management Inc., its General Partner, which receives compensation for its services, as set forth under "Item 1. Business." SB, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described
under "Item 1. Business."   For the year ended December 31, 1994, SB earned
$828,783 in brokerage commissions and clearing fees and

$314,745 in management fees were paid or were payable to the General Partner. The General Partner also earned $10,601 in incentive fees in 1994.
Item 12.  Security Ownership of Certain Beneficial Owners and Management.

          (a). Security ownership of certain beneficial owners. The Partnership knows of no person who beneficially owns more than 5% of the Units outstanding.

          (b). Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The General Partner owns Units of general Partnership interest equivalent to 72 Units (1.8%).

          (c).  Changes in control.  None.

Item 13.   Certain Relationships and Related Transactions.

          Smith Barney Inc. and Smith Barney Futures Management Inc. would be considered promoters for purposes of Item 404(d) of Regulation S-K. The nature and the amounts of compensation each promoter will receive from the Partnership are set forth under "Item 1. Business." and "Item 11. Executive Compensation."

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  (a) (1) Financial Statements:
          Statements of Financial Condition at December 31,1994, and 1993. Statements of Income and Expenses for the years ended
          December 31, 1994, 1993 and 1992.
          Statements of Partners' Capital for the years ended

         December 31, 1994, 1993 and 1992.

  (2) Financial Statement Schedules: Financial Data Schedule for the year ended December 31, 1994.

  (3)  Exhibits:
  3.1    -    Limited Partnership Agreement dated as of February
              10, 1987 and amended as of April 6, 1987 (filed as
              Exhibit 3.1 to the Registration Statement No.33-12241 and incorporated herein by reference).

  3.2    -    Certificate of Limited Partnership of the Partnership
              as filed in the office of the Secretary of State of the State of Delaware on February 10, 1987 (filed as
              Exhibit 3.2 to the Registration Statement No.
              33-12241 and incorporated herein by reference).

 10.1    -    Customer Agreement between Shearson Lehman Select Advisors
              Futures Fund L.P. and Smith Barney Shearson Inc
              (previously filed).

 10.1(a) -    Amendment to Customer Agreement dated as of September 30, 1988
              (previously filed).

 10.4(a) -    Management Agreement between Hayden Commodities Corp. and Dunn
              Commodities, Inc. (previously filed).

 10.4(b) -    Management Agreement between Hayden Commodities Corp.
              and Investment Timing Services  (previously filed).

 10.4(c) -    Management Agreement between Hayden Commodities Corp.
              and Cresta Commodity Management Inc. (previously filed).

 10.4(d) -    Management Agreement between Hayden Commodities Corp.
              and Computerized Advisory (previously filed).

 10.6(e) -    Management Agreement between Hayden Commodities Corp.
              and Donald J. Guy (previously filed).

 10.4(f) -    Management Agreement between Hayden Commodities Corp.
              and I.C.S.C., Inc. (previously filed).

 10.4(g) -    Management Agreement between Hayden Commodities Corp.
              and Orion Inc. (previously filed).

 10.4(h) -    Management Agreement between Hayden Commodities Corp.
              and Bacon Investment Corporation (previously filed).

 10.4(i) -    Management Agreement between Hayden Commodities Corp.
              and PRAGMA, Inc. (previously filed).

 10.4(j) -    Management Agreement between Hayden Commodities Corp.
              and Mint Investment Management Company (previously
              filed).
 10.4(k) -    Management Agreement between Hayden Commodities Corp.
              and John W. Henry & Co., Inc. (previously filed).

 10.4(l) -    Management Agreement between Hayden Commodities Corp.
              and Charles M. Wilson & Company (previously filed).

 10.4(m) -    Management Agreement between Hayden Commodities Corp.and
              Sunrise Commodities, Inc. (previously filed).

 10.5    -    Letter extending Management Agreement with Sunrise
              Commodities Inc. dated as of June 30, 1989 (previously filed).

 10.6    -    Letter extending Management Agreement with Charles M.
              Wilson & Company dated as of June  30, 1989 (previously filed).

 10.7    -    Letter extending Management Agreement with PRAGMA, Inc. dated
              June 30, 1989 (previously filed).

 10.8    -    Letter extending Management Agreement with John W. Henry & Co.,
              Inc. dated as of June  30, 1989 (previously filed).

 10.9    -    Letter extending Management Agreement with Bacon Investment
              Corporation dated June 30, 1989 (previously filed).

 10.10   -    Assignment by Bacon Investment Corporation to

              Zack Hampton Bacon, III dated as of September 15,1989 (previously filed).

 10.11   -    Letter extending Management Agreement with Sunrise
              Commodities Inc. dated June 26, 1990 (filed as Exhibit
              10.11 to Form 10-K for the fiscal year ended December
              31, 1991 and incorporated herein by reference).

 10.12   -    Letter extending Management Agreement with PRAGMA, Inc.
              dated June 26, 1990 (filed as Exhibit 10.12 to Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference).

 10.13   -    Letter extending Management Agreement with John W. Henry & Co.,
              Inc. dated June 26, 1990 (filed as Exhibit 10.13 to Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference).

 10.14   -    Letter extending Management Agreement with Zack Hampton Bacon,
              III dated June 25, 1990 (filed as Exhibit 10.14 to Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference).

 10.15   -    Letter extending Management Agreement with Sunrise
              Commodities, Inc. dated July 16, 1991

              (filed as Exhibit 10.15 to Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference).

 10.16   -    Letter extending Management Agreement with PRAGMA, Inc.
              dated July 16, 1991 (filed as Exhibit 10.16 to Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference).

 10.17   -    Letter extending Management Agreement with John W. Henry & Co.,
              Inc. dated July 16, 1991 (filed as Exhibit 10.17 to Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference).

 10.18 - Letter extending Management Agreement with Zack Hampton Bacon, III dated July 16, 1991 and (filed as Exhibit 10.18 to Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference).

 10.19   -    Letter extending Management Agreement with Sunrise Commodities
              Inc. dated June 30, 1992. (Filed as Exhibit 10.19 to Form 10-K for the fiscal year ended December 31, 1992).

 10.20   -    Letter extending Management Agreement with PRAGMA, Inc. dated
              June 30, 1992 (filed as

              Exhibit 10.20 to Form 10-K for the fiscal year ended December 31, 1992).

 10.21   -    Letter extending Management Agreement with John W. Henry & Co.,
              Inc. dated June 30, 1992 (filed as Exhibit 10.21 to Form 10-K for the fiscal year ended December 31, 1992).

 10.22   -    Letter extending Management Agreement with Zack Hampton Bacon, III dated June 30, 1992. (Filed as Exhibit 10.22 to Form 10-K for the fiscal year ended December 31, 1992).

 10.23   -    Letter terminating Management Agreement with Zack Hampton Bacon,
              III dated March 31, 1993 (filed as Exhibit 10.23 to Form 10-K for the fiscal year ended December 31, 1993).

 10.24   -    Letter terminating Management Agreement with PRAGMA, Inc. dated
              July 29, 1994 (filed herein).

 10.25   -    Management Agreement dated September 1, 1994 the Partnership, the
              General Partner and Gill Capital Management (filed herein).

 10.26   -    Letters extending Management Agreements with John W. Henry & Co.,
              Sunrise Capital Management, Inc. And Gill Capital Management dated
              February 16, 1995 (filed herein).

 27      -    Financial Data Schedule


  (b)  Reports on 8-K:   None Filed.

         Supplemental Information To Be Furnished With Reports Filed Pursuant To Section 15(d) Of The Act by Registrants Which Have Not Registered Securities Pursuant To Section 12 Of the Act.




Annual Report to Limited Partners

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

SHEARSON LEHMAN SELECT ADVISORS FUTURES FUND L.P.
(Registrant)

DATE:  March 28, 1995

By: Smith Barney Futures Management Inc.
    ____________________________________________
                (General Partner)

     /s/ Alexander Sloane
By: ____________________________________________
    Alexander Sloane, Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 28, 1995.


                                                  /s/ Daniel Dantuono
------------------------------                   ------------------------------
Philip M. Waterman, Jr.                          Daniel Dantuono
Co-Chairman and Director                         Chief Financial Officer
                                                 and Director

                                                  /s/ Daniel R. McAuliffe, Jr.
------------------------------                   ------------------------------
Jack H. Lehman, III                              Daniel R. McAuliffe, Jr.
Co-Chairman and Director                         Director

/s/ Alexander J. Sloane                           /s/ Shelley Ullman
------------------------------                   ------------------------------
Alexander J. Sloane                              Shelley Ullman
President and Director                           Director

                                                  /s/ Michael Schaefer
------------------------------                   ------------------------------
Steven J. Keltz                                  Michael Schaefer
Director                                         Director

/s/ David J. Vogel
------------------------------
David J. Vogel
Director

                                EXHIBIT INDEX
                                -------------

Exhibit
  No.                               Description
--------                            -----------

 10.24   -    Letter terminating Management Agreement with PRAGMA, Inc. dated
              July 29, 1994 (filed herein).

 10.25   -    Management Agreement dated September 1, 1994 the Partnership, the
              General Partner and Gill Capital Management (filed herein).

 10.26   -    Letters extending Management Agreements with John W. Henry & Co.,
              Sunrise Capital Management, Inc. And Gill Capital Management dated
              February 16, 1995 (filed herein).

 27      -    Financial Data Schedule