Form 10-Q
period 1995-03-31
SHEARSON LEHMAN SELECT ADVISORS FUTURES FUND L P
filed 1995-05-15
CIK 811078

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

              OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended March 31, 1995
                      --------------

Commission File Number 0-16627
                       -------

                 SHEARSON LEHMAN SELECT ADVISORS FUTURES FUND L.P.
- - --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


       New York                                            13-3405705
- - --------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)


                     c/o Smith Barney Futures Management Inc.
                         390 Greenwich St. - 1st Fl.
                           New York, New York 10013
- - --------------------------------------------------------------------------------
            (Address and Zip Code of principal executive offices)


                                (212) 723-5424
- - --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                               Yes   X    No
                                   -----     -----

              SHEARSON LEHMAN SELECT ADVISORS FUTURES FUND L.P.
                                  FORM 10-Q
                                    INDEX


                                                                      Page
                                                                     Number
                                                                     ------
PART I - Financial Information:

      Item 1.      Financial Statements:

                   Statements of Financial Condition at
                   March 31, 1995 and December 31, 1994                3

                   Statements of Income and Expenses and
                   Partners' Capital for the Three Months
                   ended March 31, 1995 and 1994                       4

                   Notes to Financial Statements                     5 - 6

      Item 2.      Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations                                        7 - 8

PART II - Other Information                                            9

                                    PART I

                        Item 1.  Financial Statements


                 SHEARSON LEHMAN SELECT ADVISORS FUTURES FUND
                      STATEMENTS OF FINANCIAL CONDITION



                                                            MARCH 31,           DECEMBER 31,
           ASSETS                                             1995                  1994
                                                          -------------         ------------
                                                           (Unaudited)
Equity in commodity futures trading account:
  Cash and cash equivalents                                 $6,402,449           $6,049,620

  Net unrealized appreciation
   on open futures contracts                                 1,193,286              513,754


                                                          -------------         ------------
                                                             7,595,735            6,563,374




Interest receivable                                             24,714               22,661
                                                          -------------         ------------

                                                            $7,620,449           $6,586,035
                                                          =============         ============

           LIABILITIES AND PARTNERS' CAPITAL


Liabilities:
 Accrued expenses:
  Commissions                                                  $63,504              $54,884
  Management  fees                                              23,745               20,223
  Incentive fees                                                19,319
  Other                                                         31,565               33,557
Redemptions payable                                            650,718              347,663
                                                          -------------         ------------
                                                               788,851              456,327
                                                          -------------         ------------
Partners' capital
  General Partner, 72 Unit
     equivalents outstanding                                   135,802              111,252
  Limited Partners 3,550 and 3,895
    Units of Limited Partnership Interest
    outstanding in 1995 and 1994,respectively                6,695,797            6,018,456
                                                          -------------         ------------
                                                             6,831,599            6,129,708
                                                          -------------         ------------

                                                            $7,620,450           $6,586,035
                                                          =============         ============

See Notes to Financial Statements.

               SHEARSON LEHMAN SELECT ADVISORS FUTURES FUND L.P.
            STATEMENTS OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                  (UNAUDITED)



                                                             THREE MONTHS ENDED
                                                        MARCH 31,             MARCH 31,
                                                         1995                   1994
                                                     -------------         --------------
Income:
  Net gains (losses) on trading of commodity
   futures:
  Realized gains (losses) on closed positions            $873,986               ($22,975)
  Change in unrealized gains / losses on open
   positions                                              679,532                 15,860
                                                     -------------         --------------

                                                        1,553,518                 (7,115)
Less, brokerage commissions and clearing fees
  ($2,946 and $3,573, respectively)                      (170,765)              (223,909)
                                                     -------------         --------------

  Net realized and unrealized gains (losses)            1,382,753               (231,024)
  Interest income                                          63,904                 49,200
                                                     -------------         --------------

                                                        1,446,657               (181,824)
                                                     -------------         --------------

Expenses:
  Management fees                                          62,039                 87,190
  Incentive fees                                           19,319
  Other                                                    12,690                 12,330
                                                     -------------         --------------

                                                           94,048                 99,520
                                                     -------------         --------------

  Net income (loss)                                     1,352,609               (281,344)
  Redemptions                                            (650,718)              (245,470)
                                                     -------------         --------------

  Net increase (decrease) in Partners' capital            701,891               (526,814)

Partners' capital, beginning of period                  6,129,708              9,172,233
                                                     -------------         --------------

Partners' capital, end of period                       $6,831,599             $8,645,419
                                                     =============         ==============
Net asset value per Unit
  (3,622 and 4,966 Units outstanding at
  March 31, 1995 and 1994, respectively)                $1,886.14              $1,740.92
                                                     =============         ==============

See Notes to Financial Statements.

               SHEARSON LEHMAN SELECT ADVISORS FUTURES FUND L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                March 31, 1995
                                  (Unaudited)

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

    Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. Smith Barney Inc. ("SB"), an affiliate of the General Partner, acts as commodity broker for the Partnership. All trading decisions are being made for the Partnership by John W. Henry & Co., Sunrise Capital Management, Inc. and Gill Capital Management (collectively, the "Advisors").

    The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at March 31, 1995 and the results of its operations for the three months ended March 31, 1995 and 1994. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1994.

    Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

               SHEARSON LEHMAN SELECT ADVISORS FUTURES FUND L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)



Net Asset Value Per Unit

    Changes in net asset value per Unit for the three months ended March 31, 1995 and 1994 were as follows:

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                      ----------------------------
                                                                          1995          1994
                                                                      ------------   -----------
Net realized and unrealized
 gains (losses)                                                       $  348.56      $  (45.24)

Interest income                                                           16.11           9.63

Expenses                                                                 (23.70)        (19.48)
                                                                      ---------      ----------


Increase (decrease) for period                                           340.97         (55.09)

Net Asset Value per Unit,
  beginning of period                                                  1,545.17       1,796.01
                                                                       ---------     ----------


Net Asset Value per Unit,
  end of period                                                       $1,886.14      $1,740.92
                                                                      ==========     ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

         The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on
open futures contracts, and interest receivable.   Because of the low margin
deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the first quarter of 1995.

         The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

         For the three months ended March 31, 1995, Partnership capital increased 11.5% from $6,129,708 to $6,831,599. This increase was attributable to net income from operations of $1,352,609 which was partially offset by the redemption of 345 limited partnership Units resulting in an outflow of $650,718 for the three months ended March 31, 1995. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

         During the Partnership's first quarter of 1995, the net asset value per Unit increased 22.1% from $1,545.17 to $1,886.14, as compared to a decrease of 3.1% in the corresponding period in 1994. The Partnership experienced a net trading gain before commissions and expenses in the first
quarter of 1995 of approximately $1,554,000.   Gains were realized in the
trading of commodity futures in currencies, international rates, stock indices, agricultural products and precious metals. These gains were partially offset by losses realized in the trading of commodity futures in energy products.

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

         Interest income on 70% of the Partnership's daily average equity was earned on the monthly average 13-week U.S. Treasury bill yield. Interest income for the three months ended March 31, 1995 increased by approximately $15,000 as compared to the corresponding period in 1994. The increase in interest income is primarily attributable to an increase in interest rates for the first quarter of 1995 as compared to the first quarter of 1994.

         Commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions for the three months ended March 31, 1995 decreased by approximately $53,000, as compared to the corresponding period in 1994.

         All trading decisions for the Partnership are currently being made by the Advisors. Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three months ended March 31, 1995 decreased by approximately $25,000, as compared to the corresponding period in 1994.

         Incentive fees paid by the Partnership are based on the net trading profits of the Partnership as defined in the Limited Partnership Agreement. Trading performance for the three months ended March 31, 1995 resulted in a increase in incentive fees of approximately $19,000 as compared to the corresponding period in 1994.

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

SHEARSON LEHMAN SELECT ADVISORS FUTURES FUND L.P.


By:      Smith Barney Futures Management Inc.
         -------------------------------------
         (General Partner)


By:      /s/ Alexander J. Sloane, President
         -----------------------------------
         Alexander J. Sloane, President

Date:       5/10/95
           ----------

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

By:      Smith Barney Futures Management Inc.
         ------------------------------------
         (General Partner)


By:      /s/ Alexander J. Sloane, President
         ------------------------------------
         Alexander J. Sloane, President


Date:       5/10/95
           ----------



By:      /s/ Daniel A. Dantuono
         ------------------------------------
         Daniel A. Dantuono
         Chief Financial Officer and Director

Date:       5/10/95
           ----------

                                EXHIBIT INDEX


                     Exhibit 27 - Financial Data Schedule