Form 10-Q
period 1995-06-30
SHEARSON LEHMAN SELECT ADVISORS FUTURES FUND L P
filed 1995-08-14
CIK 811078

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 /X/ QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR / / TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 1995
                      -------------

Commission File Number 0-16627
                       -------

                SHEARSON LEHMAN SELECT ADVISORS FUTURES FUND L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       New York                                           13-3405705
--------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

                    c/o Smith Barney Futures Management Inc.
                           390 Greenwich St. - 1st Fl.
                            New York, New York 10013
--------------------------------------------------------------------------------
              (Address and Zip Code of principal executive offices)

                                 (212) 723-5424
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                                                                             Page
                                                                             Number
                                                                             ------
PART I - Financial Information:

     Item 1.   Financial Statements:

               Statements of Financial Condition at
               June 30, 1995 and December 31, 1994                              3

               Statements of Income and Expenses and
               Partners' Capital for the Three and Six
               Months ended June 30, 1995 and 1994                              4

               Notes to Financial Statements                                  5 - 6

     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                                     7 - 8

PART II - Other Information                                                     9

                                     PART I

                          Item 1. Financial Statements


                  SHEARSON LEHMAN SELECT ADVISORS FUTURES FUND
                        STATEMENTS OF FINANCIAL CONDITION


                                                      JUNE 30,        DECEMBER 31,
              ASSETS                                    1995              1994
                                                     ----------       ------------
                                                     (Unaudited)
Equity in commodity futures trading account:
 Cash and cash equivalents                           $7,060,694        $6,049,620

 Net unrealized appreciation
  on open futures contracts                              60,160           513,754
                                                     ----------        ----------
                                                      7,120,854         6,563,374


 Interest receivable                                     21,112            22,661
                                                     ----------        ----------
                                                     $7,141,966        $6,586,035
                                                     ==========        ==========


    LIABILITIES AND PARTNERS' CAPITAL


 Liabilities:
  Accrued expenses:
   Commissions                                       $   59,517        $   54,884
   Management  fees                                      22,261            20,223
   Incentive fees                                        21,924
   Other                                                 25,969            33,557
  Redemptions payable                                   398,822           347,663
                                                     ----------        ----------
                                                        528,493           456,327

  Partners' capital
   General Partner, 72 Unit
    equivalents outstanding                             139,394           111,252
   Limited Partners, 3,344 and 3,895
    Units of Limited Partnership Interest
    outstanding in 1995 and 1994,respectively         6,474,079         6,018,456
                                                     ----------        ----------
                                                      6,613,473         6,129,708
                                                     ----------        ----------
                                                     $7,141,966        $6,586,035
                                                     ==========        ==========

See Notes to Financial Statements.

                SHEARSON LEHMAN SELECT ADVISORS FUTURES FUND L.P.
             STATEMENTS OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                    THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                          JUNE 30,                                JUNE 30,
                                              -----------         -----------         -----------         ------------
                                                  1995                1994               1995                 1994
                                              -----------         -----------         -----------         ------------
Income:
  Net gains (losses) on trading
   of commodity futures:
  Realized gains on
   closed positions                           $ 1,531,845         $   488,768         $ 2,405,831         $   465,793
  Change in unrealized gains /
   losses on open positions                    (1,133,126)            197,301            (453,594)            213,161
                                              -----------         -----------         -----------         -----------
                                                  398,719             686,069           1,952,237             678,954
Less, brokerage commissions and
  clearing fees ($2,033,
  $2,915, $4,979 and
  $6,488, respectively)                          (184,518)           (226,297)           (355,283)           (450,206)
                                              -----------         -----------         -----------         -----------
  Net realized and unrealized
   gains                                          214,201             459,772           1,596,954             228,748
  Interest income                                  69,861              59,733             133,765             108,933
                                              -----------         -----------         -----------         -----------
                                                  284,062             519,505           1,730,719             337,681
                                              -----------         -----------         -----------         -----------

Expenses:
  Management fees                                  68,041              88,462             130,080             175,652
  Incentive fees                                   21,925              10,601              41,244              10,601
  Other                                            13,400              12,467              26,090              24,797
                                              -----------         -----------         -----------         -----------
                                                  103,366             111,530             197,414             211,050
                                              -----------         -----------         -----------         -----------

Net income                                        180,696             407,975           1,533,305             126,631
Redemptions                                      (398,822)           (339,093)         (1,049,540)           (584,563)
                                              -----------         -----------         -----------         -----------
  Net increase (decrease) in
   Partners' capital                             (218,126)             68,882             483,765            (457,932)
Partners' capital, beginning
  of period                                     6,831,599           8,645,419           6,129,708           9,172,233
                                              -----------         -----------         -----------         -----------
Partners' capital, end
  of period                                   $ 6,613,473         $ 8,714,301         $ 6,613,473         $ 8,714,301
                                              ===========         ===========         ===========         ===========
Net asset value per Unit
 (3,416 and 4,780
  Units outstanding at
  June 30,1995 and 1994, respectively)        $  1,936.03         $  1,823.08         $  1,936.03         $  1,823.08
                                              ===========         ===========         ===========         ===========

See Notes to Financial Statements.

                SHEARSON LEHMAN SELECT ADVISORS FUTURES FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1995
                                   (Unaudited)

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

      The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at June 30, 1995 and the results of its operations for the three and six months ended June 30, 1995 and 1994. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1994.

      Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                SHEARSON LEHMAN SELECT ADVISORS FUTURES FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


Net Asset Value Per Unit

      Changes in net asset value per Unit for the three and six months ended June 30, 1995 and 1994 were as follows:

                                 THREE MONTHS ENDED                 SIX MONTHS ENDED
                                     JUNE 30,                            JUNE 30,
                           ----------------------------        ----------------------------
                               1995              1994              1995              1994
                           ----------        ----------        ----------        ----------
Net realized and
 unrealized gains          $    59.14        $    92.59        $   407.70        $    47.35

Interest income                 19.29             12.03             35.40             21.66

Expenses                       (28.54)           (22.46)           (52.24)           (41.94)
                           ----------        ----------        ----------        ----------

Increase for period             49.89             82.16            390.86             27.07

Net Asset Value per
 Unit, beginning of
 period                      1,886.14          1,740.92          1,545.17          1,796.01
                           ----------        ----------        ----------        ----------

Net Asset Value per
 Unit, end of period       $ 1,936.03        $ 1,823.08        $ 1,936.03        $ 1,823.08
                           ==========        ==========        ==========        ==========


Subsequent Events

      Effective July 1, 1995, Gill Capital Management was terminated as an Advisor for the Partnership.

      Effective July 1, 1995 brokerage commissions have been reduced to .667% of month-end net assets (8% per year) from .833% of month-end net assets (10% per year).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

      The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures contracts, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the second quarter of 1995.

      The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

      For the six months ended June 30, 1995, Partnership capital increased 7.9% from $6,129,708 to $6,613,473. This increase was attributable to net income from operations of $1,533,305 which was partially offset by the redemption of 551 limited partnership Units resulting in an outflow of $1,049,540 for the six months ended June 30, 1995. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

      During the Partnership's second quarter of 1995, the net asset value per Unit increased 2.6% from $1,886.14 to $1,936.03, as compared to the second quarter of 1994 when the Net Asset Value per Unit increased 4.7%. The Partnership experienced a net trading gain before commissions and expenses in the second quarter of 1995 of approximately $399,000. Gains were recognized in the trading of commodity futures in interest rates and energy products. These gains were partially offset by losses recognized in the trading of commodity futures in agricultural products, currencies, precious metals and stock indices.

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

      Interest income on 70% of the Partnership's daily average equity was earned on the monthly average 13-week U.S. Treasury bill yield. Interest income for the three and six months ended June 30, 1995 increased by approximately $10,000 and $25,000, respectively, as compared to the corresponding periods in 1994. The increase in interest income is primarily attributable to an increase in interest rates during the six months ended June 30, 1995 as compared to the corresponding period in 1994.

      Commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions for the three and six months ended June 30, 1995 decreased by approximately $42,000 and $95,000, respectively, as compared to the corresponding periods in 1994.

      All trading decisions for the Partnership are currently being made by the Advisors. Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and six months ended June 30, 1995 decreased by approximately $20,000, and $46,000, respectively, as compared to the corresponding periods in 1994.

      Incentive fees paid by the Partnership are based on the net trading profits of the Partnership as defined in the Limited Partnership Agreement. Trading performance for the three and six months ended June 30, 1995 resulted in an increase in incentive fees of approximately $11,000 and $31,000,respectively, as compared to the corresponding periods in 1994.

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


SHEARSON LEHMAN SELECT ADVISORS FUTURES FUND L.P.
-------------------------------------------------

By:   Smith Barney Futures Management Inc.
      ------------------------------------
      (General Partner)


By:    /s/ Alexander J. Sloane, President
      -------------------------------------
      Alexander J. Sloane, President


Date: 8/10/95
      ------------------------------------

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


Date: 8/10/95
      ------------------------------------


By:    /s/ Daniel A. Dantuono
      ------------------------------------
      Daniel A. Dantuono
      Chief Financial Officer and Director

Date: 8/10/95
      ------------------------------------

                                EXHIBIT INDEX



                    Exhibit 27  -  Financial Data Schedule