Form 10-Q
period 1995-09-30
SHEARSON LEHMAN SELECT ADVISORS FUTURES FUND L P
filed 1995-11-14
CIK 811078

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended September 30, 1995

Commission File Number 0-16627


                SHEARSON LEHMAN SELECT ADVISORS FUTURES FUND L.P.
             (Exact name of registrant as specified in its charter)


         New York                                                13-3405705
(State or other jurisdiction of                               (I.R.S.Employer
 incorporation or organization)                              Identification No.)


                    c/o Smith Barney Futures Management Inc.
                           390 Greenwich St. - 1st Fl.
                            New York, New York 10013
              (Address and Zip Code of principal executive offices)


                                 (212) 723-5424
              (Registrant's telephone number, including area code)



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


                                                                Page
                                                               Number
                                                               ------

PART I - Financial Information:

        Item 1.   Financial Statements:

                  Statements of Financial Condition at
                  September 30, 1995 and December 31, 1994        3

                  Statements of Income and Expenses and
                  Partners' Capital for the Three and Nine
                  Months ended September 30, 1995 and 1994        4

                  Notes to Financial Statements                 5 - 6

        Item 2.   Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                    7 - 8

PART II - Other Information                                       9

                                     PART I

                          ITEM 1.  FINANCIAL STATEMENTS


                  SHEARSON LEHMAN SELECT ADVISORS FUTURES FUND
                       STATEMENTS OF FINANCIAL CONDITION



                                                                   SEPTEMBER 30,      DECEMBER 31,
                                     ASSETS                             1995              1994
                                                                   -------------      ------------
                                                                    (Unaudited)

Equity in commodity futures trading account:
  Cash and cash equivalents                                          $6,601,419        $6,049,620

  Net unrealized appreciation / (depreciation)
   on open futures contracts                                            (79,396)          513,754
                                                                     ----------        ----------

                                                                      6,522,023         6,563,374




Interest receivable                                                      20,083            22,661
                                                                     ----------        ----------

                                                                     $6,542,106        $6,586,035
                                                                     ==========        ==========



                        LIABILITIES AND PARTNERS' CAPITAL


Liabilities:
 Accrued expenses:
  Commissions                                                        $   43,614        $   54,884
  Management  fees                                                       21,571            20,223
  Other                                                                  27,350            33,557
Redemptions payable                                                     241,670           347,663
                                                                     ----------        ----------

                                                                        334,205           456,327

Partners' capital
  General Partner, 72 Unit
     equivalents outstanding                                            135,940           111,252
  Limited Partners 3,216 and 3,895
    Units of Limited Partnership Interest
    outstanding in 1995 and 1994,respectively                         6,071,961         6,018,456
                                                                     ----------        ----------

                                                                      6,207,901         6,129,708
                                                                     ----------        ----------

                                                                     $6,542,106        $6,586,035
                                                                     ==========        ==========



See Notes to Financial Statements.

               SHEARSON LEHMAN SELECT ADVISORS FUTURES FUND L.P.
            STATEMENTS OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                  (UNAUDITED)


                                                        THREE-MONTHS ENDED                       NINE-MONTHS ENDED
                                                           SEPTEMBER 30,                           SEPTEMBER 30,
                                                   ------------------------------           ----------------------------
                                                      1995                1994                 1995              1994
                                                   ----------          ----------           ----------        ----------

Income:
  Net gains (losses) on trading
   of commodity futures:
  Realized gains on
   closed positions                                 $  124,454         $  194,777           $2,530,285        $  660,570
  Change in unrealized gains /
   losses on open positions                           (139,556)          (701,474)            (593,150)         (488,313)
                                                    ----------         ----------           ----------        ----------
                                                       (15,102)          (506,697)           1,937,135           172,257
Less, brokerage commissions and
  clearing fees ($1,209,
  $2,014, $6,188 and
  $8,502, respectively)                               (133,335)          (205,675)            (488,618)         (655,881)
                                                    ----------         ----------           ----------        ----------
  Net realized and unrealized
   gains (losses)                                     (148,437)          (712,372)           1,448,517          (483,624)
  Interest income                                       62,786             66,036              196,551           174,969
                                                    ----------         ----------           ----------        ----------
                                                       (85,651)          (646,336)           1,645,068          (308,655)
                                                    ----------         ----------           ----------        ----------

Expenses:
  Incentive fees                                                                                41,244            10,601
  Management fees                                       65,361             76,017              195,441           251,669
  Other                                                 12,890             13,505               38,980            38,302
                                                    ----------         ----------           ----------        ----------
                                                        78,251             89,522              275,665           300,572
                                                    ----------         ----------           ----------        ----------

  Net income (loss)                                   (163,902)          (735,858)           1,369,403          (609,227)
  Redemptions - Limited Partners                      (241,670)          (255,376)          (1,291,210)         (839,939)
              - General Partner                                          (726,072)                              (726,072)
                                                    ----------         ----------           ----------        ----------
  Net increase (decrease) in
   Partners' capital                                  (405,572)        (1,717,306)              78,193        (2,175,238)
Partners' capital, beginning
  of period                                          6,613,473          8,714,301            6,129,708         9,172,233
                                                    ----------         ----------           ----------        ----------
Partners' capital, end
  of period                                         $6,207,901         $6,996,995           $6,207,901        $6,996,995
                                                    ==========         ==========           ==========        ==========

Net Asset Value per Unit
  (3,288 and 4,192
  Units outstanding at
  September 30, 1995 and 1994,                      $ 1,888.05         $ 1,669.13           $ 1,888.05        $ 1,669.13
  respectively)                                     ==========         ==========           ==========        ==========


See Notes to Financial Statements.

                SHEARSON LEHMAN SELECT ADVISORS FUTURES FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1995
                                   (Unaudited)

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

         Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. Smith Barney Inc. ("SB"), an affiliate of the General Partner, acts as commodity broker for the Partnership. All trading decisions are being made for the Partnership by John W. Henry & Co., and Sunrise Capital Management, Inc.(collectively, the "Advisors").

         The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at September 30, 1995 and the results of its operations for the three and nine months ended September 30, 1995 and 1994. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1994.

         Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                SHEARSON LEHMAN SELECT ADVISORS FUTURES FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)



Net Asset Value Per Unit

         Changes in net asset value per Unit for the three and nine months ended September 30, 1995 and 1994 were as follows:

                                               THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                  SEPTEMBER 30,                             SEPTEMBER 30,
                                         ------------------------------            -------------------------------
                                            1995                1994                  1995                 1994
                                         ---------            ---------            ---------             ---------
Net realized and
 unrealized gains
 (losses)                                $  (43.45)           $ (149.03)           $  364.24            $ (101 .68)

Interest income                              18.38                13.81                53.78                35 .47

Expenses                                    (22.91)              (18.73)              (75.14)              (60 .67)
                                         ---------            ---------            ---------             ---------

Increase (decrease)
 for period                                 (47.98)             (153.95)              342.88               (126.88)

Net Asset Value per
 Unit, beginning of
 period                                   1,936.03             1,823.08             1,545.17              1,796.01
                                         ---------            ---------            ---------             ---------

Net Asset Value per
 Unit, end of period                     $1,888.05            $1,669.13            $1,888.05             $1,669.13
                                         =========            =========            =========             =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

         The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures contracts, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the third quarter of 1995.

         The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

         For the nine months ended September 30, 1995, Partnership capital increased 1.3% from $6,129,708 to $6,207,901. This increase was attributable to net income from operations of $1,369,403 which was partially offset by the redemption of 679 limited partnership Units resulting in an outflow of $1,291,210 for the nine months ended September 30, 1995. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

         During the Partnership's third quarter of 1995, the net asset value per Unit decreased 2.5% from $1,936.03 to $1,888.05, as compared to the third quarter of 1994 when the Net Asset Value per Unit decreased 8.4%. The Partnership experienced a net trading loss before commissions and expenses in the third quarter of 1995 of approximately $15,000. Losses were recognized in the trading of commodity futures in interest rates, agricultural products, precious metals and stock indices. These losses were partially offset by gains recognized in the trading of commodity futures in currencies.

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

         Interest income on 70% of the Partnership's daily average equity was earned on the monthly average 13-week U.S. Treasury bill yield. Interest income for the three and nine months ended September 30, 1995 decreased by approximately $3,000 and increased by approximately $22,000, respectively, as compared to the corresponding periods in 1994. The decrease in interest income is primarily attributable to the effect of redemptions on the Partnership's equity for the quarter ended September 30, 1995 as compared to 1994. However, interest income for the nine months ended September 30, 1995 increased as a result of an increase in interest rates during the nine months ended September 30, 1995 as compared to the corresponding period in 1994.

         Commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions for the three and nine months ended September 30, 1995 decreased by approximately $72,000 and $167,000, respectively, as compared to the corresponding periods in 1994. Effective July 1, 1995 brokerage commissions have been reduced to .667% of month-end net assets (8% per year) from .833% of month-end net assets (10% per year).

         All trading decisions for the Partnership are currently being made by the Advisors. Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and nine months ended September 30, 1995 decreased by approximately $11,000, and $56,000, respectively, as compared to the corresponding periods in 1994.

         Incentive fees paid by the Partnership are based on the net trading profits of the Partnership as defined in the Limited Partnership Agreement. Incentive fees were not earned in the third quarter of 1995. Trading performance for the nine months ended September 30, 1995 resulted in an increase in incentive fees of approximately $31,000, as compared to 1994.

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

Date:    11/10/95
      --------------------

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


Date:    11/10/95
      --------------------


By:   /s/ Daniel A. Dantuono
      ------------------------------------
      Daniel A. Dantuono
      Chief Financial Officer and Director

Date:    11/10/95
      --------------------

                                Exhibit Index


                         27 - Financial Data Schedule