Form 10-K
period 1995-12-31
SHEARSON LEHMAN SELECT ADVISORS FUTURES FUND L P
filed 1996-03-29
CIK 811078

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                 For the Fiscal year ended December 31, 1995

Commission File Number 0-16627
                      --------

              SHEARSON LEHMAN SELECT ADVISORS FUTURES FUND L.P.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Delaware                                   13-3405705
-----------------------------------------------------------------------------
     State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                 Identification No.)

                   c/o Smith Barney Futures Management Inc.
                         390 Greenwich St. - 1st Fl.
                           New York, New York 10013
------------------------------------------------------------------------------
            (Address and Zip Code of principal executive offices)

                                (212) 723-5424
------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:  50,000  Units of Limited
                                                             Partnership
                                                             Interest
                                                             -----------------
                                                             (Title of Class)


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

Item 1. Business.

         (a) General development of business. Shearson Lehman Select Advisors Futures Fund L.P. (the "Partnership") is a limited partnership organized on February 10, 1987 under the Partnership Laws of the State of Delaware. The Partnership engages in speculative trading of commodity interests, including forward contracts on foreign currencies, commodity options and commodity futures contracts including futures contracts on United States Treasuries and other financial instruments, foreign currencies and stock indices. The Partnership commenced trading on July 1, 1987. Redemptions for the years ended December 31, 1995, 1994 and 1993, are reported in the Statements of Partners' Capital on page F-5 under "Item 8. Financial Statements and Supplementary Data."

         The Partnership's trading of futures contracts on commodities is done primarily on United States commodities exchanges and may, to a lesser extent, be done on some foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with its commodity broker, Smith Barney Inc. ("SB").

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

   The Partnership is obligated to pay the General Partner a monthly management fee of 4% per year of the month end Net Assets of the Partnership, as defined, managed by each advisor and an incentive fee payable quarterly equal to 15% of Net Trading Profits of the Partnership in the aggregate, as defined in the Limited Partnership Agreement.

         At December 31, 1995, the General Partner had management agreements (the "Management Agreements") with Sunrise Capital Management and John W. Henry & Co., Inc. (collectively, the "Advisors"), none of which is affiliated with the others or with the General Partner. The General Partner terminated Gill Capital Management as an Advisor effective June 30, 1995.

         The Management Agreements require the General Partner to pay the Advisors a monthly management fee of 1/3 of 1% of the Net Assets of the Partnership (of 4% per year) managed by each Advisor and an incentive fee equal to 10% of the Net Trading Profits, as defined in each Management Agreement, earned on the Net Assets managed by each Advisor during each quarter. The incentive fees paid to the Advisors will be paid out of the General Partner's own funds to the extent that incentive fees owed to particular Advisors exceed
the incentive fee paid by the Partnership to the General Partner.   Thus, the
Partnership will pay an incentive fee based on aggregate profits earned by all the Advisors, not on any individual

Advisor's profits.

         Pursuant to the terms of the customer agreement entered into with SB (the "Customer Agreement"), the Partnership is obligated to pay a monthly commodity brokerage fee. Effective July 1, 1995, the Partnership pays SB a monthly brokerage fee equal to .667% of month end net assets (8% per year) in lieu of brokerage commissions on a per trade basis. Brokerage commissions were reduced as of this date and the Partnership previously paid SB a monthly brokerage fee equal to .833% of month end net assets (10%) per year. The Partnership will pay for clearing fees, but not for floor brokerage which will be borne by SB.

         In addition, SB will pay the Partnership interest on 70% of the average daily equity maintained in cash in its accounts during each month at the rate of the average non-competitive yield of the 13-week U.S. Treasury Bills as determined at the weekly auctions thereof during the month. The Customer Agreement may be terminated upon notice by either party.

         (b)  Financial information about industry segments.  The
Partnership's business consists of only one segment, speculative trading of commodity interests, including forward contracts on foreign currencies, commodity options and commodity futures contracts (including futures contracts on U.S. Treasuries and other financial instruments, foreign currencies and stock indices). The Partnership does not engage in sales of goods or services. The Partnership's net income (loss) from operations for the years ended December 31, 1995, 1994, 1993, 1992, and 1991 are set forth under

"Item 6. Select Financial Data." Partnership capital as of December 31, 1995 was $6,035,144.

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

Item 3. Legal Proceedings.

         There are no pending legal proceedings to which the Partnership is a party or to which any of its assets is subject. No material legal proceedings affecting the Partnership were terminated during the fiscal year 1995.

Item 4. Submission of Matters to a Vote of Security Holders.

         There were no matters submitted to the security holders for a vote during the last fiscal year covered by this report.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Security
         Holder Matters.

         (a) Market Information. The Partnership has issued no stock. There is no established public trading market for the Units of Limited Partnership Interest.

         (b) Holders. The number of holders of Units of Partnership Interest as of December 31, 1995 was 776.

         (c) Distribution. The Partnership did not declare a distribution in 1995.

Item 6. Select Financial Data.

         Net realized and unrealized trading gains (losses), interest income, net income (loss) and increase (decrease) in net asset value per Unit for the years ended December 31, 1995, 1994, 1993, 1992, and 1991 and total assets at December 31, 1995, 1994, 1993, 1992, and 1991 were as follows:



                                       1995                 1994                  1993                 1992                1991
                                   ------------         ------------          ------------        -------------       -------------
Net realized and unrealized
 trading gains (losses) net
 of brokerage commissions
 and clearing fees of
 $618,168, $828,783,
 $1,057,289,$1,036,415
 and $1,448,774 respectively       $  1,706,320          $  (988,663)          $ 2,188,701         $(1,251,991)       $  1,941,436

Interest income                    $    256,528          $   238,826           $   215,048         $   249,629        $    442,084
                                   ------------          -----------           -----------         -----------        ------------
                                   $  1,962,848          $  (749,837)          $ 2,403,749         $(1,002,362)       $  2,383,520
                                   ============          ===========           ===========         ===========        ============

Net Income (loss)                  $  1,610,495          $(1,128,851)          $ 1,862,704         $(1,452,252)       $  1,680,627
                                   ============          ===========           ===========         ===========        ============


Increase (decrease) in net
 asset value per unit              $     416.20          $   (250.84)          $    306.90         $   (174.11)       $     219.49
                                    ===========          ===========           ===========         ===========        ============


Total assets                       $  6,537,230          $ 6,586,035           $10,415,370         $ 9,874,510        $ 13,470,423
                                    ===========          ===========           ===========         ===========        ============

Item 7.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations.

         (a) Liquidity. The Partnership does not engage in sales of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. Such substantial losses could lead to a material decrease in liquidity. To minimize this risk, the Partnership follows certain policies including:

         (1) Partnership funds are invested only in contracts which are traded in sufficient volume to permit, in the opinion of the Advisors, ease of taking and liquidating positions.

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

         The Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specified terms at specified future dates. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. (See also Item 8. "Financial Statement and Supplementary Data.," for further information on financial instrument risk included in the notes to financial statements.)

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

            (ii) The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading and by expenses, interest income, redemptions of Units and distributions of profits, if any. Gains or losses on commodity futures trading cannot be predicted. Market moves in commodities are dependent upon fundamental and technical factors which the Partnership may or may not be able to identify. Partnership expenses consist of, among other things, commissions, management
fees and incentive fees.   The level of these expenses is dependent upon the
level of trading and the ability of the Advisors to identify and take advantage of price movements in the commodity markets, in addition to the level of Net
Assets maintained.   The amount of interest income payable by SB is dependent
upon interest rates over which the Partnership has no control.   No forecast
can be made as to the level of redemptions in any given period.   In 1995, 890
Units were redeemed for a total of $1,705,059 which includes the General
Partner's redemption representing 38 Unit equivalents totaling $74,532.   In
1994, 1,140 Units were redeemed for a total of $1,913,674 which includes the General Partner's redemption representing 435 Units equivalents totaling $726,072. In 1993, 1,103 Limited Partnership Units were redeemed for a total of $1,937,814.

         (c)   Results of operations.   For the year ended December 31, 1995,
the net asset value per Unit increased 26.9% from $1,545.17 to $1,961.37.   For
the year ended December 31, 1994, the net asset value per Unit decreased 14.0%,
from $1,796.01 to $1,545.17.   For the year ended December 31, 1993, the net
asset value per Unit increased 20.6%, from $1,489.11 to $1,796.01.

         The Partnership experienced net trading gains of $2,324,488 before
commissions and expenses in 1995.   Realized trading gains of $2,541,756 were
attributable to gains incurred in the trading of interest rates, currencies, stock indices and agricultural commodity futures. However, these realized trading gains were partially offset by realized trading losses experienced in the trading of commodity futures in energy and precious metals. The Partnership experienced net trading losses of $159,880 before commissions and expenses in 1994. Realized trading losses of $33,222 were attributable to trading in financial, industrial, stock indices and energy commodity futures. However, these realized trading losses were partially offset by realized trading gains experienced in the trading of commodity futures in agricultural and precious metals. The Partnership experienced net trading gains of $3,245,990 before commissions and expenses in 1993. Realized trading gains of $2,824,702 were attrituable to trading in financial, livestock, industrial, precious metals, grains and oils and stock indices. However, these realized trading gains were partially offset by realized trading losses experienced in the trading of commodity futures in foods.

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

Item 8.  Financial Statements and Supplementary Data.


              SHEARSON LEHMAN SELECT ADVISORS FUTURES FUND L.P.
                        INDEX TO FINANCIAL STATEMENTS

                                                           Page
                                                          Number
                                                          ------
Report of Independent Accountants.                         F-2

Financial Statements:
Statements of Financial Condition at
December 31, 1995 and 1994.                                F-3

Statements of Income and Expenses for
the years ended December 31, 1995,
1994 and 1993.                                             F-4

Statements of Partners' Capital for
the years ended December 31, 1995,
1994 and 1993.                                             F-5

Notes to Financial Statements.                          F-6 - F-9

                                   CONTINUED

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
 Shearson Lehman Select Advisors
  Futures Fund L.P.:

We have audited the accompanying statements of financial condition of SHEARSON LEHMAN SELECT ADVISORS FUTURES FUND L. P. (a Delaware Limited Partnership) as of December 31, 1995 and 1994 and the related statements of income and expenses and partners' capital for the years ended December 31, 1995, 1994 and 1993. These financial statements are the responsibility of the management of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shearson Lehman Select Advisors Futures Fund L. P. as of December 31, 1995 and 1994, and the results of its operations for the years ended December 31, 1995, 1994 and 1993, in conformity with generally accepted accounting principles.


                                                    /s/ COOPERS & LYBRAND L.L.P.
                                                    Coopers & Lybrand L.L.P.

New York, New York
February 21, 1996

                        SHEARSON LEHMAN SELECT ADVISORS
                               FUTURES FUND L.P.
                       STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 1995 AND 1994

                                                              1995                     1994
                                                           ----------               ----------

ASSETS:
Equity in commodity futures
  trading account:
  Cash and cash equivalents (Note 3b)                      $6,220,627               $6,049,620
  Net unrealized appreciation
    on open futures contracts                                 296,486                  513,754
                                                           ----------               ----------
                                                            6,517,113                6,563,374
Interest receivable                                            20,117                   22,661
                                                           ----------               ----------
                                                           $6,537,230               $6,586,035
                                                           ==========               ==========

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:
  Accrued expenses:
    Commissions                                               $43,582                  $54,884
    Management fees                                            21,568                   20,223
    Other                                                      23,087                   33,557
  Redemptions payable (Note 5)                                413,849                  347,663
                                                           ----------               ----------
                                                              502,086                  456,327
                                                           ----------               ----------

Partners' capital (Notes 1, 5 and 6):
  General Partner, 34 and 72 Unit
    equivalents outstanding in
   1995 and 1994, respectively                                 66,687                  111,252
  Limited Partners, 3,043 and
    3,895 Units of Limited
    Partnership Interest
    outstanding in 1995 and
    1994, respectively                                      5,968,457                6,018,456
                                                           ----------               ----------
                                                            6,035,144                6,129,708
                                                           ----------               ----------
                                                           $6,537,230               $6,586,035
                                                           ==========               ==========


See notes to financial statements.

                        SHEARSON LEHMAN SELECT ADVISORS
                               FUTURES FUND L.P.
                       STATEMENTS OF INCOME AND EXPENSES
                              FOR THE YEARS ENDED
                        DECEMBER 31, 1995, 1994 AND 1993

                                                     1995              1994            1993
                                                     ----              ----            ----
Income:
  Net gains (losses) on
    trading of commodity
    interests:
  Realized gains (losses)
     on closed positions                          $2,541,756         $(33,222)       $2,824,702
  Change in unrealized
    gains/losses on
    open positions                                  (217,268)        (126,658)          421,288
                                                  ----------       ----------       -----------
                                                   2,324,488         (159,880)        3,245,990
  Less, Brokerage
    commissions and
    clearing fees ($7,491
    $10,714 and $18,810,
    respectively) (Note 3b)                         (618,168)        (828,783)       (1,057,289)
                                                  ----------       ----------       -----------
  Net realized and
    unrealized gains
    (losses)                                       1,706,320         (988,663)        2,188,701
  Interest income (Note 3b)                          256,528          238,826           215,048
                                                  ----------       ----------       -----------
                                                   1,962,848         (749,837)        2,403,749
                                                  ----------       ----------       -----------

Expenses:
  Management fees (Note 3a)                          258,861          314,745           411,013
  Incentive fees (Note 3a)                            41,244           10,601            80,234
  Other expenses                                      52,248           53,668            49,798
                                                  ----------       ----------        ----------
                                                     352,353          379,014           541,045
                                                  ----------       ----------        ----------
Net income (loss)                                 $1,610,495      $(1,128,851)       $1,862,704
                                                  ==========      ===========        ==========
Net income (loss) per Unit
  of Limited Partnership Interest
  and General Partner Unit
  equivalent (Notes 1 and 6)                         $416.20         $(250.84)          $306.90
                                                  ==========      ===========        ==========

See notes to financial statements.

                        SHEARSON LEHMAN SELECT ADVISORS
                               FUTURES FUND L.P.
                        STATEMENTS OF PARTNERS' CAPITAL
                              FOR THE YEARS ENDED
                        DECEMBER 31, 1995, 1994 AND 1993

                                                  LIMITED           GENERAL
                                                  PARTNERS          PARTNER           TOTAL
                                                 -----------        ---------      -----------
Partners' capital at
  December 31, 1992                              $8,492,364          $754,979       $9,247,343
Net income                                        1,707,106           155,598        1,862,704
Redemption of 1,103
  Units of Limited
  Partnership Interest                           (1,937,814)                        (1,937,814)
                                                 ----------        ----------      -----------
Partners' capital at
  December 31, 1993                               8,261,656           910,577        9,172,233
Net loss                                         (1,055,598)          (73,253)      (1,128,851)
Redemption of 705
  Units of Limited
  Partnership Interest
  and General Partner
  redemption representing
  435 Unit equivalents                           (1,187,602)         (726,072)      (1,913,674)
                                                 ----------        ----------      -----------
Partners' capital at
  December 31, 1994                               6,018,456           111,252        6,129,708
Net income                                        1,580,528            29,967        1,610,495
Redemption of 852
  Units of Limited
  Partnership Interest
  and General Partner
  redemption representing
  38 Unit equivalents                            (1,630,527)          (74,532)      (1,705,059)
                                                 ----------        ----------      -----------
Partners' capital at
  December 31, 1995                              $5,968,457        $   66,687       $6,035,144
                                                 ==========        ==========      ===========


See notes to financial statements.

                        SHEARSON LEHMAN SELECT ADVISORS
                               FUTURES FUND L.P.

                         NOTES TO FINANCIAL STATEMENTS

1.       Partnership Organization:

         Shearson Lehman Select Advisors Futures Fund L.P. (the "Partnership") is a limited partnership which was organized under the laws of the State of Delaware on February 10, 1987. The Partnership is engaged in the speculative trading of commodity interests including forward contracts on foreign currencies, commodity options and commodity futures contracts including futures contracts on U.S. Treasuries and certain other financial instruments and foreign currencies. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership was authorized to sell 50,000 Units of Limited Partnership Interest ("Units") during its public offering.

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

2.       Accounting Policies:

         a. All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at market value for those commodity interests for which market quotations are readily available or at fair value on the last business day of the year. Investments in commodity interests denominated in foreign currency are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gain (loss) and changes in unrealized values on commodity interests are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

         b. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on his share of the Partnership's income and expenses.

         c. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the

                        SHEARSON LEHMAN SELECT ADVISORS
                               FUTURES FUND L.P.

                         NOTES TO FINANCIAL STATEMENTS

         reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3.       Agreements:

         a.      Management Agreements and Limited Partnership Agreement:

                 Under the Limited Partnership Agreement of the Partnership, the General Partner is permitted to delegate its authority to trade the Partnership's assets to one or more trading advisors and to compensate those advisors from the General Partner's own funds. The General Partner receives a monthly management fee of 4% per year of the month-end Net Assets of the Partnership, as defined, managed by each Advisor, and an incentive fee payable quarterly equal to 15% of Net Trading Profits of the Partnership, as defined.

                 At December 31, 1995, the General Partner had Management Agreements with the following Advisors: Sunrise Commodities Inc. and John W. Henry & Co. Inc., effective until June 30, 1996, at which time they may be renewed at the option of the General Partner. The General Partner terminated Gill Capital Management as an Advisor effective June 30, 1995.

                 The Management Agreements require the General Partner to pay the Advisors a management fee payable monthly of 4% per annum of the Net Assets, as defined, of the Partnership managed by each Advisor and an incentive fee payable quarterly equal to 10% of Net Trading Profits, as defined, earned on the Net Assets managed by each Advisor.

         b.      Customer Agreement:

                 The Partnership has entered into a Customer Agreement which was assigned to SB whereby SB provides services which include, among other things, the execution of transactions for the Partnership's account in accordance with orders placed by the Advisors. Effective July 1, 1995, the Partnership pays SB a monthly brokerage fee equal to .667% of month end net assets (8% per year) in lieu of brokerage commissions on a per trade basis. Brokerage commissions were reduced as of this date and the Partnership previously paid SB a monthly brokerage fee equal to .833% of month end net assets (10% per year). The Partnership pays for all clearing fees but not floor brokerage. All of the Partnership's assets are deposited in the Partnership's account at SB. The Partnership's funds are deposited by SB in segregated bank accounts as required by Commodity Futures Trading Commission regulations. At December 31, 1995, the amount of cash held for margin requirements was $771,150. SB has agreed to pay the Partnership interest on 70% of the average daily equity in its accounts during each month at the rate of the average noncompetitive yield of 13-week U.S. Treasury Bills as determined at the weekly auctions thereof during the month. The Customer Agreement may be terminated upon notice by either party.

                        SHEARSON LEHMAN SELECT ADVISORS
                               FUTURES FUND L.P.

                         NOTES TO FINANCIAL STATEMENTS

4.       Trading Activities:

         The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activity are shown in the statement of income and expenses.

         All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at December 31, 1995 was $296,486 and the average fair value during the year then ended, based on monthly calculation, was $464,853.

5.       Distributions and Redemptions:

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

6.       Net Asset Value Per Unit:

         Change in the net asset value per Unit during the years ended December 31, 1995, 1994 and 1993 were as follows:

                                                     1995              1994             1993
                                                  ---------         ---------       ---------
          Net realized and
            unrealized gains
            (losses)                                $442.66          $(222.14)        $361.75
          Interest income                             72.01             50.70           36.20
          Expenses                                   (98.47)           (79.40)         (91.05)
                                                  ---------         ---------       ---------
          Increase (decrease)
            for year                                 416.20           (250.84)         306.90
          Net asset value
            per Unit, beginning
            of year                                1,545.17          1,796.01        1,489.11
                                                  ---------         ---------       ---------
          Net asset value per
            Unit, end of year                     $1,961.37         $1,545.17       $1,796.01
                                                  =========         =========       =========

                        SHEARSON LEHMAN SELECT ADVISORS
                               FUTURES FUND L.P.

                         NOTES TO FINANCIAL STATEMENTS

7.       Financial Instrument Risk:

         The Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

         Market risk is the potential for changes in the value of the financial instruments traded by the Partnership due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

         Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has concentration risk because the sole counterparty or broker with respect to the Partnership's assets is SB.

         The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At December 31, 1995, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was approximately $51,980,000 and $13,546,000, respectively.

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

                                    PART III

Item 10.         Directors and Executive Officers of the Registrant.

                 The Partnership has no officers or directors and its affairs are managed by its General Partner, Smith Barney Futures Management Inc. At December 31, 1995 the General Partner has selected two Advisors, none of which is affiliated with the General Partner or its parent. The Advisors selected are Sunrise Commodities Inc. and John W. Henry & Co., Inc.

Item 11.         Executive Compensation.

                 The Partnership has no directors or officers. Its affairs are managed by Smith Barney Futures Management Inc., its General Partner, which receives compensation for its services, as set forth under "Item 1. Business." SB, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described
under "Item 1. Business."   For the year ended December 31, 1995, SB earned
$618,168 in brokerage commissions and clearing fees and $258,861 in management fees were paid or were payable to the General Partner. The General Partner also earned $41,244 in incentive fees in 1995. The Advisors are compensated for management and incentive fees from the General Partner's own funds.

Item 12.         Security Ownership of Certain Beneficial Owners and
                 Management.

                 (a). Security ownership of certain beneficial owners. The Partnership knows of no person who beneficially owns more than 5% of the Units outstanding.

                 (b). Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The General Partner owns Units of general partnership interest equivalent to 34 Units (1.1%).

                 (c).  Changes in control.  None.

Item 13.         Certain Relationships and Related Transactions.

                 Smith Barney Inc. and Smith Barney Futures Management Inc. would be considered promoters for purposes of Item 404 (d) of Regulation S-K. The nature and the amounts of compensation each promoter will receive from the Partnership are set forth under "Item 1. Business." and "Item 11. Executive Compensation

                                    PART IV

Item 14.         Exhibits, Financial Statement Schedules, and Reports on Form
                 8-K.

         (a) (1) Financial Statements:

                 Statements of Financial Condition at December 31, 1995 and
1994.

                 Statements of Income and Expenses for the years ended December 31, 1995, 1994 and 1993.

                 Statements of Partners' Capital for the years ended December 31, 1995, 1994 and 1993.

          (2)    Financial Statement Schedules:  Financial Data

                 Schedule for the year ended December 31, 1995.

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

         10.1 - Customer Agreement between Shearson Lehman Select Advisors Futures Fund L.P. and Smith Barney Shearson Inc. (previously filed).

         10.1(a)- Amendment to Customer Agreement dated as of September 30, 1988 (previously filed).

         10.4(a) -    Management Agreement between Hayden Commodities Corp.
                      and Dunn Commodities, Inc.(previously filed).

         10.4(b) -    Management Agreement between Hayden Commodities Corp.
                      and Investment Timing Services (previously filed).

         10.4(c)- Management Agreement between Hayden Commodities Corp. and Cresta Commodity Management Inc. (previously filed).

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

         10.4(h) -    Management Agreement between Hayden Commodities Corp.
                      and Bacon Investment Corporation (previously filed).

         10.4(i) -    Management Agreement between Hayden Commodities Corp.
                      and PRAGMA, Inc. (previously filed).

         10.4(j) -    Management Agreement between Hayden Commodities Corp.
                      and Mint Investment Management Company (previously filed).

         10.4(k) -    Management Agreement between Hayden Commodities Corp.
                      and John W. Henry & Co., Inc. (previously filed).

         10.4(l)- Management Agreement between Hayden Commodities Corp. and Charles M. Wilson & Company (previously filed).

         10.4(m)- Management Agreement between Hayden Commodities Corp. and Sunrise Commodities, Inc. (previously filed).

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

         10.19 - Letter extending Management Agreement with Sunrise Commodities Inc. dated June 30, 1992 (filed as
                      Exhibit 10.19 to Form 10-K for the fiscal year ended December 31, 1992).

         10.20 - Letter extending Management Agreement with PRAGMA, Inc. dated June 30, 1992 ( filed as Exhibit 10.20 to Form 10-K for the fiscal year ended December 31,
                      1992).

         10.21 - Letter extending Management Agreement with John W. Henry & Co., Inc. dated June 30, 1992 (filed as
                      Exhibit 10.21 to Form 10-K for the fiscal year ended December 31, 1992).

         10.22 - Letter extending Management Agreement with Zack Hampton Bacon, III dated June 30, 1992 (filed as
                      Exhibit 10.22 to Form 10-K for the fiscal year ended December 31, 1992).

         10.23 - Letter terminating Management Agreement with Zack Hampton Bacon, III dated March 31, 1993 (filed as
                      Exhibit 10.23 to Form 10-K for the fiscal year ended December 31, 1993).

         10.24 - Letter terminating Management Agreement with PRAGMA, Inc. dated July 29, 1994 (filed as Exhibit 10.24 to Form 10-K for the fiscal year ended December 31,
                      1994).

         10.25 - Management Agreement dated September 1, 1994 the Partnership, the General Partner and Gill Capital Management(filed as Exhibit 10.25 to Form 10-K for the fiscal year ended December 31, 1994).

         10.26 - Letters extending Management Agreements with John W. Henry & Co., Sunrise Capital Management, Inc. and Gill Capital Management dated February 16, 1995 (filed as Exhibit 10.26 to Form 10-K for the fiscal year ended December 31, 1994).

         10.27 - Letter terminating Management Agreement with Gill Capital Management dated June 27, 1995 (filed herein).



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

SHEARSON LEHMAN SELECT ADVISORS FUTURES FUND L.P.
-------------------------------------------------
(Registrant)

Date: March 29, 1996

By:      Smith Barney Futures Management Inc.
         (General Partner)


By:      /s/ Alexander J. Sloane, Chief Executive Officer
         ------------------------------------------------
         Alexander J. Sloane, Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 29, 1996.


/s/ Philip M. Waterman, Jr.
Philip M. Waterman, Jr.
Co-Chairman and Director

/s/ Jack H. Lehman III
Jack H. Lehman III
Co-Chairman and Director

/s/ Alexander J. Sloane
Alexander J. Sloane
President and Director

/s/ Steve J. Keltz
Steve J. Keltz
Director

/s/ David J. Vogel
David J. Vogel
Director

/s/ Daniel A. Dantuono
Daniel A. Dantuono
Chief Financial Officer
and Director

/s/ Daniel R. McAuliffe, Jr.
Daniel R. McAuliffe, Jr.
Director

/s/ Shelley Ullman
Shelley Ullman
Director

/s/ Michael Schaefer
Michael Schaefer
Director

                                EXHIBIT INDEX


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

         10.1 - Customer Agreement between Shearson Lehman Select Advisors Futures Fund L.P. and Smith Barney Shearson Inc. (previously filed).

         10.1(a)- Amendment to Customer Agreement dated as of September 30, 1988 (previously filed).

         10.4(a) -    Management Agreement between Hayden Commodities Corp.
                      and Dunn Commodities, Inc.(previously filed).

         10.4(b) -    Management Agreement between Hayden Commodities Corp.
                      and Investment Timing Services (previously filed).

         10.4(c)- Management Agreement between Hayden Commodities Corp. and Cresta Commodity Management Inc. (previously filed).

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

         10.4(h) -    Management Agreement between Hayden Commodities Corp.
                      and Bacon Investment Corporation (previously filed).

         10.4(i) -    Management Agreement between Hayden Commodities Corp.
                      and PRAGMA, Inc. (previously filed).

         10.4(j) -    Management Agreement between Hayden Commodities Corp.
                      and Mint Investment Management Company (previously filed).

         10.4(k) -    Management Agreement between Hayden Commodities Corp.
                      and John W. Henry & Co., Inc. (previously filed).

         10.4(l)- Management Agreement between Hayden Commodities Corp. and Charles M. Wilson & Company (previously filed).

         10.4(m)- Management Agreement between Hayden Commodities Corp. and Sunrise Commodities, Inc. (previously filed).

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

         10.19 - Letter extending Management Agreement with Sunrise Commodities Inc. dated June 30, 1992 (filed as
                      Exhibit 10.19 to Form 10-K for the fiscal year ended December 31, 1992).

         10.20 - Letter extending Management Agreement with PRAGMA, Inc. dated June 30, 1992 ( filed as Exhibit 10.20 to Form 10-K for the fiscal year ended December 31,
                      1992).

         10.21 - Letter extending Management Agreement with John W. Henry & Co., Inc. dated June 30, 1992 (filed as
                      Exhibit 10.21 to Form 10-K for the fiscal year ended December 31, 1992).

         10.22 - Letter extending Management Agreement with Zack Hampton Bacon, III dated June 30, 1992 (filed as
                      Exhibit 10.22 to Form 10-K for the fiscal year ended December 31, 1992).

         10.23 - Letter terminating Management Agreement with Zack Hampton Bacon, III dated March 31, 1993 (filed as
                      Exhibit 10.23 to Form 10-K for the fiscal year ended December 31, 1993).

         10.24 - Letter terminating Management Agreement with PRAGMA, Inc. dated July 29, 1994 (filed as Exhibit 10.24 to Form 10-K for the fiscal year ended December 31,
                      1994).

         10.25 - Management Agreement dated September 1, 1994 the Partnership, the General Partner and Gill Capital Management(filed as Exhibit 10.25 to Form 10-K for the fiscal year ended December 31, 1994).

         10.26 - Letters extending Management Agreements with John W. Henry & Co., Sunrise Capital Management, Inc. and Gill Capital Management dated February 16, 1995 (filed as Exhibit 10.26 to Form 10-K for the fiscal year ended December 31, 1994).

         10.27 - Letter terminating Management Agreement with Gill Capital Management dated June 27, 1995 (filed herein).

         27    -      Financial Data Schedule