Form 10-Q
period 1996-03-31
SHEARSON LEHMAN SELECT ADVISORS FUTURES FUND L P
filed 1996-05-15
CIK 811078

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended March 31, 1996

Commission File Number 0-16627


              SHEARSON LEHMAN SELECT ADVISORS FUTURES FUND L.P.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       New York                        13-3405705
- -------------------------------------------------------------------------------
            (State or other jurisdiction of         (I.R.S. Employer
            incorporation or organization)        Identification No.)


                    c/o Smith Barney Futures Management Inc.
                          390 Greenwich St. - 1st Fl.
                           New York, New York 10013
- -------------------------------------------------------------------------------
             (Address and Zip Code of principal executive offices)


                                 (212) 723-5424
- -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                               Yes   X    No ____

               SHEARSON LEHMAN SELECT ADVISORS FUTURES FUND L.P.
                                   FORM 10-Q
                                     INDEX

                                                                                                    Page
                                                                                                    Number
                                                                                                    ------
PART I - Financial Information:

         Item 1.       Financial Statements:

                       Statements of Financial Condition at
                       March 31, 1996 and December 31, 1995                                            3

                       Statements of Income and Expenses and
                       Partners' Capital for the Three Months
                       ended March 31, 1996 and 1995                                                   4

                       Notes to Financial Statements                                                 5 - 6

          Item 2. Management's Discussion and Analysis
                       of Financial Condition and Results of
                       Operations                                                                    7 - 9

PART II - Other Information                                                                            10

                                     PART I

                         Item 1.  Financial Statements


                  SHEARSON LEHMAN SELECT ADVISORS FUTURES FUND
                       STATEMENTS OF FINANCIAL CONDITION



                                                         MARCH 31,          DECEMBER 31,
                  ASSETS                                    1996                1995
                                                       --------------      --------------
                                                        (Unaudited)
Equity in commodity futures trading account:
  Cash and cash equivalents                               $5,663,514          $6,220,627

  Net unrealized appreciation
   on open futures contracts                                 338,520             296,486

                                                       --------------      --------------

                                                           6,002,034           6,517,113




Interest receivable                                           17,174              20,117

                                                       --------------      --------------

                                                          $6,019,208          $6,537,230

                                                       ==============      ==============



                  LIABILITIES AND PARTNERS' CAPITAL


Liabilities:
 Accrued expenses:
  Commissions                                                $40,128             $43,582
  Management  fees                                            19,819              21,568
  Other                                                       33,381              23,087
Redemptions payable                                          154,069             413,849

                                                       --------------      --------------
                                                             247,397             502,086

Partners' capital
  General Partner, 34  Unit equivalents
     outstanding  in 1996 and 1995                            65,479              66,687
  Limited Partners 2,963 and 3,043
    Units of Limited Partnership Interest
    outstanding in 1996 and 1995,respectively              5,706,332           5,968,457

                                                       --------------      --------------
                                                           5,771,811           6,035,144

                                                       --------------      --------------

                                                          $6,019,208          $6,537,230

                                                       ==============      ==============


See Notes to Financial Statements.

               SHEARSON LEHMAN SELECT ADVISORS FUTURES FUND L.P.
            STATEMENTS OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                  (UNAUDITED)



                                                                  THREE MONTHS ENDED
                                                              MARCH 31,           MARCH 31,
                                                                1996                1995
                                                           --------------      --------------
Income:
  Net gains (losses) on trading of commodity
   futures:
  Realized gains (losses) on closed positions                  $ (4,194)            $873,986
  Change in unrealized gains / losses on open
   positions                                                      42,034             679,532

                                                           --------------      --------------

                                                                  37,840           1,553,518
Less, brokerage commissions and clearing fees
  ($1,976 and $2,946, respectively)                             (124,860)           (170,765)

                                                           --------------      --------------

  Net realized and unrealized gains (losses)                     (87,020)          1,382,753
  Interest income                                                 51,657              63,904

                                                           --------------      --------------

                                                                 (35,363)          1,446,657

                                                           --------------      --------------

Expenses:
  Management fees                                                 60,729              62,039
  Other                                                           13,172              12,690
  Incentive fees                                                                      19,319

                                                           --------------      --------------

                                                                  73,901              94,048

                                                           --------------      --------------

  Net income (loss)                                             (109,264)          1,352,609
  Redemptions                                                   (154,069)           (650,718)

                                                           --------------      --------------

  Net increase (decrease) in Partners' capital                  (263,333)            701,891

Partners' capital, beginning of period                         6,035,144           6,129,708

                                                           --------------      --------------

Partners' capital, end of period                              $5,771,811          $6,831,599

                                                           ==============      ==============

Net asset value per Unit
  (2,997 and 3,622 Units outstanding at
  March 31, 1996 and 1995, respectively)                       $1,925.86           $1,886.14

                                                           ==============      ==============
Net income (loss) per Unit of Limited Partnership
  Interest and General Partnership Unit equivalent             $  (35.51)          $  340.97
                                                           ==============      ==============



See Notes to Financial Statements.

               SHEARSON LEHMAN SELECT ADVISORS FUTURES FUND L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1996
                                  (Unaudited)

General

         Shearson Lehman Select Advisors Futures Fund L.P. (the "Partnership") was organized under the laws of the State of Delaware on February 10, 1987. The Partnership engages in the speculative trading of commodity interests including forward contracts on foreign currencies, commodity options and commodity futures contracts including futures contracts on U.S. Treasuries and certain other financial instruments and foreign currencies. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership commenced trading July 1, 1987.

         Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. Smith Barney Inc. ("SB"), an affiliate of the General Partner, acts as commodity broker for the Partnership. All trading decisions are being made for the Partnership by John W. Henry & Co., and Sunrise Capital Management, Inc.(collectively, the "Advisors").

         The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at March 31, 1996 and the results of its operations for the three months ended March 31, 1996 and 1995. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.

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

               SHEARSON LEHMAN SELECT ADVISORS FUTURES FUND L.P.
                              NOTES TO FINANCIAL
                                  STATEMENTS
                                  (Continued)



Net Asset Value Per Unit

         Changes in net asset value per Unit for the three months ended March 31, 1996 and 1995 were as follows:

                                                                                THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                        ---------------------------------
                                                                            1996                  1995
                                                                         ----------            ----------
Net realized and unrealized
 gains (losses)                                                          $  (28.28)             $  348.56
Interest income                                                              16.79                  16.11
Expenses                                                                    (24.02)                (23.70)
                                                                         ----------             ----------

Increase (decrease) for period                                              (35.51)                340.97

Net Asset Value per Unit,
 beginning of  period                                                     1,961.37               1,545.17
                                                                         ---------              ----------

Net Asset Value per Unit,                                                $1,925.86              $1,886.14
 end of period
                                                                         =========              =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

         The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on
open futures contracts, and interest receivable.   Because of the low margin
deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the first quarter of 1996.

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

         For the three months ended March 31, 1996, Partnership capital decreased 4.4% from $6,035,144 to $5,771,811. This decrease was attributable to a net loss from operations of $109,264 coupled with the redemption of 80 Units resulting in an outflow of $154,069 for the three months ended March 31, 1996. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

         During the Partnership's first quarter of 1996, the net asset value per Unit decreased 1.8% from $1,961.37 to $1,925.86, as compared to the first quarter of 1995 when the Net Asset Value per

Unit increased 22.1%. The Partnership experienced a net trading gain before commissions and expenses in the first quarter of 1996 of $37,840. Gains were recognized in the trading of commodity futures in interest rates, currencies, energy and agricultural products and were partially offset by losses recognized in precious metals and stock indices. The Partnership experienced a net trading gain before commissions and expenses in the first quarter of 1995 of $1,553,518. Gains were primarily realized in the trading of commodity futures in currencies, interest rates, stock indices, agricultural products and precious metals and were partially offset by losses in energy products.

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

         Interest income on 70% of the Partnership's daily average equity was earned on the monthly average 13-week U.S. Treasury bill yield. Interest income for the three months ended March 31, 1996 decreased by $12,247 as compared to the corresponding period in 1995. The decrease in interest income is primarily attributable to the decrease in interest rates during the three months ended March 31, 1996 as compared to the corresponding period in 1995.

        Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions for the three months ended March 31, 1996 decreased by $45,905 as compared to the corresponding period in 1995. The primary factor behind the decrease in commissions is the reduced commission rate in the first quarter of 1996 as compared to 1995. Effective July 1, 1995 brokerage commissions were reduced to
 .667% of month-end net assets (8% per year) from .833% of month-end net assets (10% per year).

         All trading decisions for the Partnership are currently being made by the Advisors. Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three months ended March 31, 1996 decreased by $1,310 as compared to the corresponding period in 1995.

         Incentive fees paid by the Partnership are based on the net trading profits of the Partnership as defined in the Limited Partnership Agreement. Incentive fees were not earned in the first quarter of 1996. Trading performance for the Partnership resulted in incentive fees of $19,319 for the three months ended March 31, 1995.

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

SHEARSON LEHMAN SELECT ADVISORS FUTURES FUND L.P.


By:      Smith Barney Futures Management Inc.
         --------------------------------------
         (General Partner)


By:      /s/ David J. Vogel, President
         --------------------------------------
         David J. Vogel, President

Date:     5/10/96

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:      Smith Barney Futures Management Inc.
         --------------------------------------
         (General Partner)


By:      /s/ David J. Vogel, President
         --------------------------------------
         David J. Vogel, President

Date:     5/10/96



By:      /s/ Daniel A. Dantuono
         --------------------------------------
         Daniel A. Dantuono
         Chief Financial Officer and Director

Date:     5/10/96

                                EXHIBIT INDEX
                                -------------

Exhibit
  No.           Description
- -------         -----------

  27            Financial Data Schedule