Form 10-Q
period 1996-06-30
SHEARSON LEHMAN SELECT ADVISORS FUTURES FUND L P
filed 1996-08-15
CIK 811078

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended June 30, 1996

Commission File Number 0-16627


                      SHEARSON SELECT ADVISORS FUTURES FUND
             (Exact name of registrant as specified in its charter)


       Delaware                                         13-3405705
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

                SHEARSON LEHMAN SELECT ADVISORS FUTURES FUND L.P.
                 (Former name, if changed since previous report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                    Yes X No

                      SHEARSON SELECT ADVISORS FUTURES FUND
                                    FORM 10-Q
                                      INDEX

                                                                        Page
                                                                       Number


PART I - Financial Information:

      Item 1.    Financial Statements:

                 Statements of Financial Condition at
                 June 30, 1996 and December 31, 1995                      3

                 Statements of Income and Expenses and
                 Partners' Capital for the Three and Six
                 Months ended June 30, 1996 and 1995                      4

                 Notes to Financial Statements                          5 - 8

       Item 2.   Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations                                             9 - 10

PART II - Other Information                                               11

                                     PART I

                          Item 1. Financial Statements


                      SHEARSON SELECT ADVISORS FUTURES FUND
                        STATEMENTS OF FINANCIAL CONDITION



                                                        JUNE 30,    DECEMBER 31,
ASSETS                                                    1996         1995

                                                      -----------   ------------
                                                      (Unaudited)
Equity in commodity futures trading account:
  Cash and cash equivalents                            $5,787,022     $6,220,627

  Net unrealized appreciation
   on open futures contracts                              227,123        296,486
                                                       ----------     ----------

                                                        6,014,145      6,517,113

Interest receivable                                        17,116         20,117
                                                       ----------     ----------

                                                       $6,031,261     $6,537,230
                                                       ==========     ==========


LIABILITIES AND PARTNERS' CAPITAL


Liabilities:
 Accrued expenses:
  Commissions                                          $   40,208     $   43,582
  Management  fees                                         19,893         21,568
  Other                                                    23,366         23,087
Redemptions payable                                       319,517        413,849
                                                       ----------     ----------
                                                          402,984        502,086

Partners' capital
  General Partner, 34  Unit equivalents
     outstanding  in 1996 and 1995                         67,476         66,687
  Limited Partners 2,802 and 3,043
    Units of Limited Partnership
    Interest outstanding in 1996
    and 1995,respectively                               5,560,801      5,968,457
                                                       ----------     ----------

                                                        5,628,277      6,035,144
                                                       ----------     ----------

                                                       $6,031,261     $6,537,230
                                                       ==========     ==========

See Notes to Financial Statements.

                      SHEARSON SELECT ADVISORS FUTURES FUND
             STATEMENTS OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                             JUNE 30,                           JUNE 30,

                                                                  -----------       -----------       -----------      ------------
                                                                      1996              1995              1996             1995
                                                                  -----------       -----------       -----------      ------------
Income:
  Net gains (losses) on trading of commodity
   futures:
  Realized gains on closed positons                               $   430,816       $ 1,531,845       $   426,622       $ 2,405,831
  Change in unrealized  gains/losses on
   open positions                                                    (111,397)       (1,133,126)          (69,363)         (453,594)

                                                                  -----------       -----------       -----------       -----------
                                                                      319,419           398,719           357,259         1,952,237
Less, brokerage commissions and clearing fees
  ($1,347, $2,033, $3,323 and $4,979, respectively)                  (121,707)         (184,518)         (246,567)         (355,283)

                                                                  -----------       -----------       -----------       -----------

  Net realized and unrealized gains                                   197,712           214,201           110,692         1,596,954
  Interest income                                                      51,224            69,861           102,881           133,765

                                                                  -----------       -----------       -----------       -----------
                                                                      248,936           284,062           213,573         1,730,719

                                                                  -----------       -----------       -----------       -----------

Expenses:
  Management fees                                                      59,562            68,041           120,291           130,080
  Other                                                                13,391            13,400            26,563            26,090
  Incentive fees                                                         --              21,925              --              41,244

                                                                  -----------       -----------       -----------       -----------
                                                                       72,953           103,366           146,854           197,414

                                                                  -----------       -----------       -----------       -----------

Net income                                                            175,983           180,696            66,719         1,533,305
Redemptions                                                          (319,517)         (398,822)         (473,586)       (1,049,540)

                                                                  -----------       -----------       -----------       -----------

  Net decrease in Partners' capital                                  (143,534)         (218,126)         (406,867)          483,765

Partners' capital, beginning of period                              5,771,811         6,831,599         6,035,144         6,129,708

                                                                  -----------       -----------       -----------       -----------

Partners' capital, end of period                                  $ 5,628,277       $ 6,613,473       $ 5,628,277       $ 6,613,473

                                                                  ===========       ===========       ===========       ===========
Net asset value per Unit
 (2,836 and 3,416  Units outstanding at
  June 30,1996 and 1995, respectively)                            $  1,984.58       $  1,936.03       $  1,984.58       $  1,936.03

                                                                  ===========       ===========       ===========       ===========
Net income  per Unit of Limited Partnership
   Interest and General Partnership Unit equivalent               $     58.72       $     49.89       $     23.21       $    390.86

                                                                  ===========       ===========       ===========       ===========

See Notes to Financial Statements.

                      SHEARSON SELECT ADVISORS FUTURES FUND
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1996
                                   (Unaudited)

1.   General

     Shearson Select Advisors Futures Fund, formerly Shearson Lehman Select Advisors Futures Fund L.P. (the "Partnership") was organized under the laws of the State of Delaware on February 10, 1987. The Partnership engages in the speculative trading of commodity interests including forward contracts on foreign currencies, commodity options and commodity futures contracts including futures contracts on U.S. Treasuries and certain other financial instruments and foreign currencies. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership commenced trading July 1, 1987.

     Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. Smith Barney Inc. ("SB"), an affiliate of the General Partner, acts as commodity broker for the Partnership. All trading decisions are being made for the Partnership by John W. Henry & Co., and Sunrise Capital Management, Inc.(collectively, the "Advisors").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at June 30, 1996 and the results of its operations for the three and six months ended June 30, 1996 and 1995. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                      SHEARSON SELECT ADVISORS FUTURES FUND
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

2.   Net Asset Value Per Unit:

     Changes in net asset value per Unit for the three and six months ended June 30, 1996 and 1995 were as follows:

                                 THREE-MONTHS ENDED         SIX-MONTHS ENDED
                                      JUNE  30,                 JUNE 30,
                                  1996         1995         1996         1995
                               ---------    ---------    ---------    ---------

Net realized and
 unrealized gains              $   65.97    $   59.14    $   37.69    $  407.70
Interest income                    17.09        19.29        33.88        35.40
Expenses                          (24.34)      (28.54)      (48.36)      (52.24)
                               ---------    ---------    ---------    ---------

Increase for period                58.72        49.89        23.21       390.86

Net Asset Value per Unit,
  beginning of period           1,925.86     1,886.14     1,961.37     1,545.17
                               ---------    ---------    ---------    ---------

Net Asset Value per Unit,
  end of period                $1,984.58    $1,936.03    $1,984.58    $1,936.03
                               =========    =========    =========    =========


3.   Trading Activities:

     The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activity are shown in the statements of income and expenses.

     The Customer Agreement between the Partnership and SB gives the Partnership the legal right to net unrealized gains and losses.

     All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at June 30, 1996 was $227,143 and the average fair value during the six months then ended, based on monthly calculation, was $349,648.

4.   Financial Instrument Risk:

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

     The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

     The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At June 30, 1996, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $27,136,880 and $23,300,801, respectively, as detailed below. All of these instruments mature within one year of June 30, 1996. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At June 30, 1996, the Partnership had net unrealized trading gains of $227,123 as detailed below.

                                         NOTIONAL OR CONTRACTUAL        NET
                                          AMOUNT OF COMMITMENTS      UNREALIZED
                                      TO PURCHASE    TO SELL         GAIN/(LOSS)
                                      -----------    ------------    -----------

Currencies
- - Exchange Traded contracts            $   960,400    $ 2,615,138      $ 16,250
- - OTC Contracts                          5,281,972      8,862,497        87,920
Energy                                     331,200              0         3,520
Interest Rates US                                0      7,150,113       (20,644)
Interest Rates Non US                   18,978,738              0        46,942
Softs                                      354,424              0        (4,760)
Metals                                           0      3,388,240        99,915
Indices                                  1,230,146      1,284,813        (2,020)
                                       -----------    -----------      ---------

Totals                                 $27,136,880    $23,300,801      $227,123
                                       ===========    ===========      ========

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures contracts, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the second quarter of 1996.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

     For the six months ended June 30, 1996, Partnership capital decreased 6.7% from $6,035,144 to $5,628,277. This decrease was attributable to a redemption of 241 Units resulting in an outflow of $473,586 which was partially offset by net income from operations of $66,719 for the six months ended June 30, 1996. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

     During the Partnership's second quarter of 1996, the net asset value per Unit increased 3.0% from $1,925.86 to $1,984.58, as compared to the second quarter of 1995 when the Net Asset Value per Unit increased 2.6%. The Partnership experienced a net trading gain before commissions and expenses in the second quarter of 1996 of $319,419. Gains were recognized in the trading of commodity futures in metals, currencies, energy and agricultural products and were partially offset by losses recognized in interest rates and indices. The Partnership experienced a net trading gain before commissions and expenses in the second quarter of 1995 of $398,719. Gains were recognized in the trading of commodity futures in energy products and interest rates and were partially offset by losses in currencies, indices, agricultural products and metals.

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

     Interest income on 70% of the Partnership's daily average equity was earned on the monthly average 13-week U.S. Treasury bill yield. Interest income for the three and six months ended June 30, 1996 decreased by $18,637 and $30,884, respectively, as compared to the corresponding periods in 1995. The decrease in interest income is primarily attributable to the decrease in interest rates during the six months ended June 30, 1996 as compared to the corresponding period in 1995.

     Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions for the three and six months ended June 30, 1996 decreased by $62,811 and $108,716, respectively, as compared to the corresponding periods in 1995. The primary factor behind the decrease in commissions is the reduced commission rate in the first and second quarters of 1996 as compared to 1995. Effective July 1, 1995 brokerage commissions were reduced to .667% of month-end net assets (8% per year) from .833% of month-end net assets (10% per year).

     All trading decisions for the Partnership are currently being made by the Advisors. Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and six months ended June 30, 1996 decreased by $8,479 and $9,789, respectively, as compared to the corresponding periods in 1995.

     Incentive fees paid by the Partnership are based on the net trading profits of the Partnership as defined in the Limited Partnership Agreement. Incentive fees were not earned in the first and second quarters of 1996. Trading performance for the Partnership resulted in incentive fees of $21,925 and $41,244, respectively, for the three and six months ended June 30, 1995.

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

SHEARSON SELECT ADVISORS FUTURES FUND


By:   Smith Barney Futures Management Inc.
      (General Partner)


By:   /s/ David J. Vogel, President
      -----------------------------------
      David J. Vogel, President

Date: 8/14/96

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   Smith Barney Futures Management Inc.
      (General Partner)


By:   /s/ David J. Vogel, President
      -----------------------------------
      David J. Vogel, President

Date: 8/14/96



By:   /s/ Daniel A. Dantuono
      -----------------------------------
      Daniel A. Dantuono
      Chief Financial Officer and Director

Date: 8/14/96