Form 10-Q
period 1996-09-30
SHEARSON LEHMAN SELECT ADVISORS FUTURES FUND L P
filed 1996-11-13
CIK 811078

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

              OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended September 30, 1996

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

                                                                        Page
                                                                       Number


PART I - Financial Information:

      Item 1.    Financial Statements:

                 Statements of Financial Condition at
                 September 30, 1996 and December 31, 1995                3

                 Statements of Income and Expenses and
                 Partners' Capital for the Three and Nine
                 Months ended September 30, 1996 and 1995                4

                 Notes to Financial Statements                         5 - 8

       Item 2.   Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations                                            9 - 10

PART II - Other Information                                              11

                                     PART I

                          Item 1. Financial Statements


                      SHEARSON SELECT ADVISORS FUTURES FUND
                        STATEMENTS OF FINANCIAL CONDITION



                                                     SEPTEMBER 30,  DECEMBER 31,
ASSETS                                                   1996          1995
                                                    --------------   -----------
                                                      (Unaudited)


Equity in commodity futures trading account:
  Cash and cash equivalents                          $  5,089,349    $ 6,220,627

Net unrealized appreciation
  on open futures contracts                               521,093        296,486

                                                       ----------     ----------

                                                        5,610,442      6,517,113

Interest receivable                                        15,499         20,117

                                                       ----------     ----------

                                                     $  5,625,941    $ 6,537,230

                                                       ==========     ==========



LIABILITIES AND PARTNERS' CAPITAL


Liabilities:
 Accrued expenses:
 Commissions                                         $     37,506     $   43,582
 Management  fees                                          18,552         21,568
 Other                                                     22,825         23,087
Redemptions payable                                       269,920        413,849
                                                       ----------     ----------

                                                          348,803        502,086

                                                       ----------     ----------
Partners' capital
 General Partner, 34  Unit equivalents
  outstanding  in 1996 and 1995                            66,502         66,687
 Limited Partners 2,664 and 3,043
  Units of Limited Partnership Interest
  outstanding in 1996 and 1995,respectively             5,210,636      5,968,457
                                                       ----------     ----------

                                                        5,277,138      6,035,144

                                                       ----------     ----------

                                                     $  5,625,941    $ 6,537,230

                                                       ==========     ==========

See Notes to Financial Statements.

                      SHEARSON SELECT ADVISORS FUTURES FUND
             STATEMENTS OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                                      THREE-MONTHS ENDED                    NINE-MONTHS ENDED
                                                                         SEPTEMBER 30,                        SEPTEMBER 30,

                                                              ---------------      -------------      -----------       -----------
                                                                    1996                1995              1996              1995

                                                              ---------------      -------------      -----------       -----------

Income:
  Net gains (losses) on trading of commodity
   futures:
  Realized gains (losses) on closed positions                 $      (242,382)      $   124,454       $   184,240       $ 2,530,285
  Change in unrealized gains /losses on
   open positions                                                     293,970          (139,556)          224,607          (593,150)

                                                                  -----------       -----------       -----------       -----------
                                                                       51,588           (15,102)          408,847         1,937,135
Less, brokerage commissions and clearing fees
  ($1,681, $1,209, $5,004 and $6,188, respectively)                  (113,410)         (133,335)         (359,977)         (488,618)

                                                                  -----------       -----------       -----------       -----------

  Net realized and unrealized gains (losses)                          (61,822)         (148,437)           48,870         1,448,517
  Interest income                                                      49,009            62,786           151,890           196,551

                                                                  -----------       -----------       -----------       -----------
                                                                      (12,813)          (85,651)          200,760         1,645,068

                                                                  -----------       -----------       -----------       -----------

Expenses:
  Management fees                                                      55,213            65,361           175,504           195,441
  Other                                                                13,193            12,890            39,756            38,980
  Incentive fees                                                            -                 -                 -            41,244

                                                                  -----------       -----------       -----------       -----------
                                                                       68,406            78,251           215,260           275,665

                                                                  -----------       -----------       -----------       -----------

  Net income (loss)                                                   (81,219)         (163,902)          (14,500)        1,369,403
  Redemptions                                                        (269,920)         (241,670)         (743,506)       (1,291,210)

                                                                  -----------       -----------       -----------       -----------

  Net increase (decrease) in Partners' capital                       (351,139)         (405,572)         (758,006)           78,193

Partners' capital, beginning of period                              5,628,277         6,613,473         6,035,144         6,129,708

                                                                  -----------       -----------       -----------       -----------

Partners' capital, end of period                                  $ 5,277,138       $ 6,207,901       $ 5,277,138       $ 6,207,901

                                                                  ===========       ===========       ===========       ===========

Net Asset Value per Unit
  (2,698 and 3,288 Units outstanding at
  September 30, 1996 and 1995, respectively)                      $  1,955.94       $  1,888.05       $  1,955.94       $  1,888.05

                                                                  ===========       ===========       ===========       ===========
Net income  per Unit of Limited Partnership
   Interest and General Partnership Unit equivalent               $    (28.64)      $    (47.98)      $     (5.43)      $    342.88

                                                                  ===========       ===========       ===========       ===========


See Notes to Financial Statements.

                    SHEARSON SELECT ADVISORS FUTURES FUND
                         NOTES TO FINANCIAL STATEMENTS
                              September 30, 1996
                                  (Unaudited)

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

     Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. Smith Barney Inc. ("SB"), an affiliate of the General Partner, acts as commodity broker for the Partnership. All trading decisions are being made for the Partnership by John W. Henry & Company, Inc., and Sunrise Capital Management, Inc. (collectively, the "Advisors").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at September 30, 1996 and the results of its operations for the three and nine months ended September 30, 1996 and 1995. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                    SHEARSON SELECT ADVISORS FUTURES FUND
                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

2.    Net Asset Value Per Unit:

      Changes in net asset value per Unit for the three and nine months ended September 30, 1996 and 1995 were as follows:

                                 THREE-MONTHS ENDED         NINE-MONTHS ENDED
                                    SEPTEMBER 30,             SEPTEMBER 30,
                                   1996        1995         1996        1995

Net realized and unrealized
 gains (losses)                $  (21.80)   $  (43.45)   $   15.88    $  364.24
Interest income                    17.28        18.38        51.16        53.78
Expenses                          (24.12)      (22.91)      (72.47)      (75.14)
                               ---------    ---------    ---------    ---------

Increase (decrease) for
 period                           (28.64)      (47.98)       (5.43)      342.88

Net Asset Value per Unit,
  beginning of period           1,984.58     1,936.03     1,961.37     1,545.17
                               ---------    ---------    ---------    ---------

Net Asset Value per Unit,
  end of period                $1,955.94    $1,888.05    $1,955.94    $1,888.05
                               =========    =========    =========    =========


3.    Trading Activities:

     The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activities are shown in the statements of income and expenses.

     The Customer Agreement between the Partnership and SB gives the Partnership the legal right to net unrealized gains and losses.

     All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at September 30, 1996 was $521,093 and the average fair value during the nine months then ended, based on monthly calculation, was $371,059.

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

     The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At September 30, 1996, the notional or contractual amounts of the

Partnership's commitment to purchase and sell these instruments was $67,455,083 and $19,373,996 respectively, as detailed below. All of these instruments mature within one year of September 30, 1996. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At September 30, 1996, the Partnership had net unrealized trading gains of $521,093 as detailed below.

                                       NOTIONAL OR CONTRACTUAL           NET
                                       AMOUNT OF COMMITMENTS         UNREALIZED
                                      TO PURCHASE    TO SELL         GAIN/(LOSS)

Currencies
- Exchange Traded contracts            $   584,725    $ 2,686,850      $ 28,750
- OTC Contracts                          7,593,175      8,443,524        42,538
Energy                                     350,780              0        29,540
Interest Rates-US                                0      1,919,250       (46,125)
Interest Rates-Non US                   58,442,273              0       371,279
Grains                                           0        159,852           198
Indices                                    484,130              0          (337)
Metals                                           0      6,164,520        95,250
                                       -----------     ----------      --------

Totals                                 $67,455,083    $19,373,996      $521,093
                                       ===========    ===========      ========

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures and forward contracts, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the second quarter of 1996.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

     For the nine months ended September 30, 1996, Partnership capital decreased 12.6% from $6,035,144 to $5,277,138. This decrease was attributable to a redemption of 379 Units resulting in an outflow of $743,506 and a net loss from operations of $14,500 for the nine months ended September 30, 1996. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

     During the Partnership's third quarter of 1996, the net asset value per Unit decreased 1.4% from $1,984.58 to $1,955.94, as compared to the third quarter of 1995 when the Net Asset Value per Unit decreased 2.5%. The Partnership experienced a net trading gain before commissions and expenses in the third quarter of 1996 of $51,588. Gains were recognized in the trading of interest rates, energy products and metals and were partially offset by losses in currencies, agricultural products and indices. The Partnership experienced a net trading loss before commissions and expenses in the third quarter of 1995 of $15,102. Losses were recognized in the trading of metals, indices, agricultural products and interest rates and were partially offset by gains in currencies.

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

     Interest income on 70% of the Partnership's daily average equity was earned at the monthly average 13-week U.S. Treasury bill yield. Interest income for the three and nine months ended September 30, 1996 decreased by $13,777 and $44,661, respectively, as compared to the corresponding periods in 1995. The decrease in interest income is primarily attributable to the decrease in interest rates during the nine months ended September 30, 1996 as compared to the corresponding period in 1995 as well as the effect of redemptions on the Partnership's equity maintained in cash.

     Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions for the three and nine months ended September 30, 1996 decreased by $19,925 and $128,641, respectively, as compared to the corresponding periods in 1995. The primary factor behind the decrease in commissions for the nine months ended September 30, 1996 is the reduced commission rate in the first and second quarters of 1996 as compared to 1995. Effective July 1, 1995 brokerage commissions were reduced to .667% of month-end net assets (8% per year) from .833% of month-end net assets (10% per year).

     All trading decisions for the Partnership are currently being made by the Advisors. Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and nine months ended September 30, 1996 decreased by $10,148 and $19,937, respectively, as compared to the corresponding periods in 1995.

     Incentive fees paid by the Partnership are based on the net trading profits of the Partnership as defined in the Limited Partnership Agreement. Incentive fees have not been earned during 1996. Trading performance for the Partnership in 1995 resulted in incentive fees of $41,244 for the nine months ended September 30, 1995.

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


By:   /s/ David J. Vogel, President
      David J. Vogel, President

Date:     11/11/96

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   Smith Barney Futures Management Inc.
      (General Partner)


By:   /s/ David J. Vogel, President
      David J. Vogel, President

Date:     11/11/96



By:  /s/ Daniel A. Dantuono
      Daniel A. Dantuono
      Chief Financial Officer and Director

Date:     11/11/96