Form 10-K
period 1996-12-31
SHEARSON LEHMAN SELECT ADVISORS FUTURES FUND L P
filed 1997-03-27
CIK 811078

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1996

Commission File Number 0-16627

                   SHEARSON SELECT ADVISORS FUTURES FUND
                   (Exact name of registrant as specified in its charter)

            Delaware                                          13-3405705
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

Securities registered pursuant to Section 12(g) of the Act: 50,000  Units of Limited
                                                            Partnership
                                                            Interest
                                                            (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes   X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [ ]

                                    PART I

Item 1. Business.

      (a) General development of business. Shearson Select Advisors Futures Fund (the "Partnership") is a limited partnership organized on February 10, 1987 under the Partnership Laws of the State of Delaware. The Partnership engages in speculative trading of commodity interests, including forward contracts on foreign currencies, commodity options and commodity futures contracts including futures contracts on United States Treasuries and certain other financial instruments and foreign currencies. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership commenced trading on July 1, 1987. Redemptions for the years ended December 31, 1996, 1995 and 1994, are reported in the Statements of Partners' Capital on page F-5 under "Item 8. Financial Statements and Supplementary Data."
      The Partnership's trading of futures contracts on commodities is done primarily on United States commodities exchanges and may, to a lesser extent, be done on some foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with its commodity broker, Smith Barney Inc. ("SB").
      Smith Barney  Futures  Management  Inc.  acts as the general  partner (the
"General  Partner")  of the  Partnership.  SB is an  affiliate  of  the  General
Partner.
      Under the Limited Partnership Agreement of the Partnership (the "Limited Partnership Agreement"), the General Partner has sole responsibility for the administration of the business and affairs of the Partnership, but may delegate trading discretion to one or more trading advisors.
      The Partnership is obligated to pay the General Partner a monthly management fee of 4% per year of the month end Net Assets of the Partnership, as defined, managed by each advisor and an incentive fee payable quarterly equal to 15% of Net Trading Profits of the Partnership.
      At December 31, 1996, the General Partner had management agreements (the "Management Agreements") with Sunrise Capital Management and John W. Henry & Company, Inc. (collectively, the "Advisors"), none of which is affiliated with the others or with the General Partner. Reference should be made to "Item 8. Financial Statements and Supplementary Data." for further information regarding the Advisors included in the notes to the financial statements.
      The Management Agreements require the General Partner to pay the Advisors a monthly management fee of 1/3 of 1% of the Net Assets of the Partnership (of 4% per year) managed by each Advisor and an incentive fee equal to 10% of the Net Trading Profits earned on the Net Assets managed by each Advisor during each quarter. The incentive fees paid to the Advisors will be paid out of the General Partner's own funds to the extent that incentive fees owed to particular Advisors exceed the incentive fee paid by the Partnership to the General Partner. Thus, the Partnership will pay an incentive fee based on aggregate profits earned by all the

Advisors, not on any individual Advisor's profits.
      Pursuant to the terms of the customer agreement entered into with SB (the "Customer Agreement"), the Partnership is obligated to pay a monthly commodity brokerage fee. Effective July 1, 1995, the Partnership pays SB a monthly brokerage fee equal to .667% of month end net assets (8% per year) in lieu of brokerage commissions on a per trade basis. Brokerage commissions were reduced as of this date and the Partnership previously paid SB a monthly brokerage fee equal to .833% of month end net assets (10%) per year. The Partnership will pay for clearing fees, but not for floor brokerage which will be borne by SB. The Customer Agreement between the Partnership and SB gives the Partnership the legal right to net unrealized gains and losses. Reference should be made to "Item 8. Financial Statements and Supplementary Data." for further information regarding the brokerage commissions included in the notes to the financial statements.
      In addition, SB will pay the Partnership interest on 70% of the average daily equity maintained in cash in its accounts during each month at the rate of the average non-competitive yield of the 13-week U.S. Treasury Bills as determined at the weekly auctions thereof during the month. The Customer Agreement may be terminated upon notice by either party.
      (b) Financial information about industry segments. The Partnership's business consists of only one segment, speculative trading of commodity interests, including forward contracts on foreign currencies, commodity options and commodity futures contracts (including futures contracts on U.S. Treasuries and other financial instruments, foreign currencies and stock indices). The Partnership does not engage in sales of goods or services. The Partnership's net income (loss) from operations for the years ended December 31, 1996, 1995, 1994, 1993, and 1992 are set forth under "Item 6. Select Financial Data." Partnership capital as of December 31, 1996 was $6,139,970.
      (c)  Narrative description of business.
      See Paragraphs (a) and (b) above.
      (i) through (x) - Not applicable.
      (xi) through (xii) - Not applicable.
      (xiii) - The Partnership has no employees.
      (d)    Financial Information About Foreign and Domestic
             Operations and Export Sales. The Partnership does not engage in sales of goods or services, and therefore this item is not applicable.
Item 2. Properties.
        The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by its affiliate, SB.
Item 3. Legal Proceedings.
        There are no pending legal proceedings to which the Partnership is a party or to which any of its assets is subject. No material legal proceedings affecting the Partnership were terminated during the fiscal year 1996.

Item 4. Submission of Matters to a Vote of Security Holders.
        There were no matters submitted to the security holders for a vote during the last fiscal year covered by this report.
                                    PART II
Item 5.    Market for Registrant's Common Equity and Related Security
           Holder Matters.
      (a)  Market Information.  The Partnership has issued no stock.
           There is no established public trading market for the Units of Limited Partnership Interest.
      (b)  Holders. The number of holders of Units of Partnership
           Interest as of December 31, 1996 was 661.
      (c) Distribution. The Partnership did not declare a distribution in 1996.

Item 6. Select Financial Data.
           Net realized and unrealized trading gains (losses), interest income, net income (loss) and increase (decrease) in net asset value per Unit for the years ended December 31, 1996, 1995, 1994, 1993, and 1992 and total assets at December 31, 1996, 1995, 1994, 1993, and 1992 were as follows:



                                        1996                1995            1994              1993             1992
                                    ------------        ------------    ------------     -------------    -------------

Net realized and unrealized
 trading gains (losses) net
 of brokerage  commissions and
 clearing fees of $493,435,
 $618,168, $828,783, $1,057,289,
 and $1,036,415, respectively           $1,411,077      $ 1,706,320     $  (988,663)      $ 2,188,701      $(1,251,991)

Interest income                            202,098          256,528         238,826           215,048          249,629
                                        -----------     ------------    ------------      ------------     -----------

                                        $1,613,175      $ 1,962,848     $  (749,837)      $ 2,403,749      $(1,002,362)
                                        ===========     ============    ============      ============     ============

Net Income (loss)                       $1,141,619      $ 1,610,495     $(1,128,851)      $ 1,862,704      $(1,452,252)
                                        ===========     ============    ============      ============     ============

Increase (decrease) in net
 asset value per unit                      $423.08          $416.20        $(250.84)          $306.90         $(174.11)
                                           ========         ========       =========          ========        =========

Total assets                            $6,709,794      $ 6,537,230     $ 6,586,035       $10,415,370      $ 9,874,510
                                        ===========     ============    ============      ============     ===========


Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.
      (a) Liquidity. The Partnership does not engage in sales of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. Such substantial losses could lead to a material decrease in liquidity. To minimize this risk, the Partnership follows certain policies including:
         (1) Partnership funds are invested only in commodity contracts which are traded in sufficient volume to permit, in the opinion of the Advisors, ease of taking and liquidating positions.
         (2) The Partnership diversifies its positions among various commodities. No Advisor initiates additional positions in any commodity for the Partnership if such additional positions would result in aggregate positions for all commodities requiring a margin of more than 66-2/3% of net assets of the Partnership managed by the Advisor.
         (3) The  Partnership may  occasionally  accept delivery of a commodity.
Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearing house, the physical commodity position is fully hedged.

         (4) The Partnership does not employ the trading technique commonly known as "pyramiding", in which the speculator uses unrealized profits on existing positions as margin for the purchase or sale of additional positions in the same or related commodities.
         (5) The Partnership does not utilize borrowings except short-term borrowings if the Partnership takes delivery of any cash commodities.
         (6) The Advisors may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Partnership. The term "spread" or "straddle" describes a commodity futures trading strategy involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the contracts.
      The Partnership is party to financial instruments with off- balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specified terms at specified future dates. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. (See also Item 8. "Financial Statement and Supplementary Data.," for further information on financial instrument risk included in the notes to financial statements.)
       Other than the risks inherent in commodity futures trading, the Partnership knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the General Partner may, in its discretion, cause the Partnership to cease trading operations and liquidate all open positions under certain circumstances including a decrease in Net Asset Value per Unit to less than $350 as of the close of business on any business day or a decline in Net Assets to less than $1,000,000.
      (b) Capital resources. (i) The Partnership has made no material commitments for capital expenditures.
         (ii) The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading and by expenses, interest income, redemptions of Units and distributions of profits, if any. Gains or losses on commodity futures trading cannot be predicted. Market moves in commodities are dependent upon fundamental and technical factors which the Partnership's Advisors may or may not be able to identify. Partnership expenses consist of, among other things, commissions, management fees and incentive fees. The level of these expenses is dependent upon the level of trading and the ability of the Advisors to identify and take advantage of price movements in the commodity markets, in addition to the level of Net Assets maintained. The amount of interest income payable by SB is dependent upon interest rates over which the Partnership has no control. No forecast can be made as to the level of redemptions in any given period. In 1996, 502 Units were redeemed for a total of $1,036,793. In 1995, 890 Units were redeemed for a total of $1,705,059 which includes the General Partner's redemption representing 38 Unit equivalents totaling $74,532. In 1994, 1,140 Units were redeemed for a total of $1,913,674 which includes the General Partner's redemption representing 435 Unit equivalents totaling $726,072.
      (c) Results of operations. For the year ended December 31, 1996, the net asset value per Unit increased 21.6%, from $1,961.37 to $2,384.45. For the year ended December 31, 1995, the net asset value per Unit increased 26.9% from $1,545.17 to $1,961.37. For the year ended December 31, 1994, the net asset value per Unit decreased 14.0%, from $1,796.01 to $1,545.17.
   The Partnership experienced net trading gains of $1,904,512 before commissions and expenses in 1996. Gains were recognized in the trading of currencies, energy products, interest rates and metals, and were partially offset by losses in indices and agricultural products.
      The Partnership experienced net trading gains of $2,324,488 before commissions and expenses in 1995. Realized trading gains of $2,541,756 were attributable to gains incurred in the trading of interest rates, currencies, stock indices and agricultural commodity futures. However, these realized trading gains were partially offset by realized trading losses experienced in the trading of commodity futures in energy and precious metals.
      The Partnership experienced net trading losses of $159,880 before commissions and expenses in 1994. Realized trading losses of $33,222 were attributable to trading in financial, industrial, stock indices and energy commodity futures. However, these realized trading losses were partially offset by realized trading gains experienced in the trading of commodity futures in agricultural and precious metals.
      Commodity futures markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisors to identify those price trends correctly. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership expects to increase capital through operations.

Item 8.   Financial Statements and Supplementary Data.




                     SHEARSON SELECT ADVISORS FUTURES FUND
                         INDEX TO FINANCIAL STATEMENTS



                                                                  Page
                                                                  Number


                Report of Independent Accountants.                  F-2

                Financial Statements:
                Statement of Financial Condition at
                December 31, 1996 and 1995.                         F-3

                Statement of Income and Expenses for
                the years ended December 31, 1996,
                1995 and 1994                                       F-4

                Statement of Partners' Capital for the
                years ended December 31, 1996, 1995 and
                1994.                                               F-5

                Notes to Financial Statements.                    F-6 -  F-11

                                   Continued

                        Report of Independent Accountants

To the Partners of
  Shearson Select Advisors
     Futures Fund:

We have audited the accompanying statement of financial condition of SHEARSON SELECT ADVISORS FUTURES FUND (formerly Shearson Lehman Select Advisors Futures Fund L.P.) (a Delaware Limited Partnership) as of December 31, 1996 and 1995, and the related statements of income and expenses and partners' capital for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the management of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management of the General Partner, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shearson Select Advisors Futures Fund as of December 31, 1996 and 1995, and the results of its operations for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.



                                                      Coopers & Lybrand L.L.P.

New York, New York
February 28, 1997

                            Shearson Select Advisors
                                  Futures Fund
                        Statement of Financial Condition
                           December 31, 1996 and 1995


                                                         1996           1995
Assets:
Equity in commodity futures
 trading account:
  Cash and cash equivalents (Note 3b)                 $6,581,238      $6,220,627
  Net unrealized appreciation
   on open futures contracts                             109,713         296,486
                                                      ----------      ----------
                                                       6,690,951       6,517,113
Interest receivable                                       18,843          20,117
                                                      ----------      ----------
                                                      $6,709,794      $6,537,230
                                                      ==========      ==========
Liabilities and Partners'
Capital:
Liabilities:
 Accrued expenses:
  Commissions                                         $   44,732      $   43,582
  Management fees                                         22,103          21,568
  Other                                                   34,022          23,087
  Incentive fees                                         175,680
 Redemptions payable (Note 5)                            293,287         413,849
                                                      ----------      ----------
                                                         569,824         502,086
                                                      ----------      ----------

Partners' capital (Notes 1, 5, and 6):
 General Partner, 34 Unit
  equivalents outstanding in
  1996 and 1995                                           81,071          66,687
 Limited Partners, 2,541 and
  3,043 Units of Limited
  Partnership Interest
  outstanding, in
  1996 and 1995, respectively                          6,058,899       5,968,457
                                                      ----------      ----------
                                                       6,139,970       6,035,144
                                                      ----------      ----------
                                                      $6,709,794      $6,537,230
                                                      ==========      ==========


See notes to financial statements.

                            Shearson Select Advisors
                                  Futures Fund
                        Statement of Income and Expenses
                               for the years ended
                        December 31, 1996, 1995 and 1994


                                          1996           1995          1994
Income:
 Net gains (losses) on
  trading of commodity
  interests:
  Realized gains (losses)
   on closed positions                $ 2,091,285    $ 2,541,756    $   (33,222)
  Change in unrealized
   gains/losses
   on open positions                     (186,773)      (217,268)      (126,658)
                                      -----------    -----------    -----------
                                        1,904,512      2,324,488       (159,880)
 Less, Brokerage commissions
  and clearing fees ($6,720,
  $7,491 and $10,714,
  respectively) (Note 3b)                (493,435)      (618,168)      (828,783)
                                      -----------    -----------    -----------
 Net realized and
  unrealized gains (losses)             1,411,077      1,706,320       (988,663)
 Interest income (Note 3b)                202,098        256,528        238,826
                                      -----------    -----------    -----------
                                        1,613,175      1,962,848       (749,837)
                                      -----------    -----------    -----------
Expenses:
 Management fees (Note 3a)                240,634        258,861        314,745
 Incentive fees (Note 3a)                 175,680         41,244         10,601
 Other expenses                            55,242         52,248         53,668
                                      -----------    -----------    -----------
                                          471,556        352,353        379,014
                                      -----------    -----------    -----------
Net income (loss)                     $ 1,141,619    $ 1,610,495    $(1,128,851)
                                      ===========    ===========    ===========
Net income (loss) per Unit
 of Limited Partnership
 Interest and General Partner Unit
 equivalent (Notes 1 and 6)           $    423.08    $    416.20    $   (250.84)
                                      ===========    ===========    ===========


See notes to financial statements.

                            Shearson Select Advisors
                                  Futures Fund
                     Statement of Partners' Capital for the
                 years ended December 31, 1996, 1995 and 1994


                                    Limited          General
                                    Partners         Partner           Total
Partners' capital at
  December 31, 1993               $ 8,261,656      $   910,577      $ 9,172,233
Net loss                           (1,055,598)         (73,253)      (1,128,851)
Redemption of 705
  Units of Limited
  Partnership Interest
  and General Partner
  redemption
  representing
  435 Unit equivalents             (1,187,602)        (726,072)      (1,913,674)
                                  -----------      -----------      -----------
Partners' capital at
  December 31, 1994                 6,018,456          111,252        6,129,708
Net income                          1,580,528           29,967        1,610,495
Redemption of 852
  Units of Limited
  Partnership Interest
  and General Partner
  redemption representing
  38 Unit equivalents              (1,630,527)         (74,532)      (1,705,059)
                                  -----------      -----------      -----------
Partners' capital at
  December 31, 1995                 5,968,457           66,687        6,035,144
Net income                          1,127,235           14,384        1,141,619
Redemption of 502
  Units of Limited
  Partnership Interest             (1,036,793)                       (1,036,793)
                                  -----------      -----------      -----------
Partners' capital at
  December 31, 1996               $ 6,058,899      $    81,071      $ 6,139,970
                                  ===========      ===========      ===========


See notes to financial statements.

                            Shearson Select Advisors
                                  Futures Fund
                          Notes to Financial Statements

1. Partnership Organization:

   Shearson Select Advisors Futures Fund, formerly Shearson Lehman Select Advisors Futures Fund L.P., (the "Partnership") is a limited partnership which was organized under the laws of the State of Delaware on February 10, 1987. The Partnership is engaged in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership was authorized to sell 50,000 Units of Limited Partnership Interest ("Units") during its public offering.

   Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. Smith Barney Inc. ("SB"), an
   affiliate of the General Partner, acts as commodity broker for the Partnership (see Note 3b).

   The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of his initial capital contribution and profits, if any, net of distributions.

   The Partnership  will be liquidated upon the first to occur of the following:
   December 31, 2007; a decline in net asset value per Unit on any business day after trading to less than $350; a decline in net assets after trading commences to less than $1,000,000; or under certain other circumstances as defined in the Limited Partnership Agreement.

2. Accounting Policies:

   a.All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at market value for those commodity interests for which market quotations are readily available or at fair value on the last business day of the year. Investments in commodity interests denominated in foreign currency are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gain (loss) and changes in unrealized values on commodity interests are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

                            Shearson Select Advisors
                                  Futures Fund
                          Notes to Financial Statements

   b.Income taxes have not been provided as each partner is individually liable for the taxes, if any, on his share of the Partnership's income and expenses.

   c.The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3. Agreements:

   a.Management Agreements and Limited Partnership Agreement:

     Under the Limited Partnership Agreement of the Partnership, the General Partner is permitted to delegate its authority to trade the Partnership's assets to one or more trading advisors and to compensate those advisors from the General Partner's own funds. The General Partner receives a monthly management fee of 4% per year of the month-end Net Assets of the Partnership managed by each Advisor, and an incentive fee payable quarterly equal to 15% of Net Trading Profits of the Partnership.

     At December 31, 1996 the General Partner had Management Agreements with the following Advisors: Sunrise Capital Management and John W. Henry & Company, Inc. The Management Agreements require the General Partner to pay the Advisors a management fee payable monthly of 4% per annum of the Net Assets of the Partnership managed by each Advisor and an incentive fee payable quarterly equal to 10% of Net Trading Profits earned on the Net Assets managed by each Advisor.

                            Shearson Select Advisors
                                  Futures Fund
                          Notes to Financial Statements

   b.Customer Agreement

     The Partnership has entered into a Customer Agreement which was assigned to SB whereby SB provides services which include, among other things, the execution of transactions for the Partnership's account in accordance with orders placed by the Advisors. Effective July 1, 1995, the Partnership pays SB a monthly brokerage fee equal to .667% of month-end net assets (8% per year) in lieu of brokerage commissions on a per trade basis. Brokerage commissions were reduced as of this date and the Partnership previously paid SB a monthly brokerage fee equal to .833% of month end net assets (10% per year). The Partnership pays for all clearing fees but not floor brokerage. All of the Partnership's assets are deposited in the Partnership's account at SB. The Partnership's funds are deposited by SB in segregated bank accounts as required by Commodity Futures Trading Commission regulations. At December 31, 1996 and 1995, the amount of cash held for margin requirements was $523,907 and $771,150, respectively. SB has agreed to pay the Partnership interest on 70% of the average daily equity in its accounts during each month at the rate of the average noncompetitive yield of 13-week U.S. Treasury Bills as determined at the weekly auctions thereof during the month. The Customer Agreement between the Partnership and SB gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4. Trading Activities:

   The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activity are shown in the statement of income and expenses.

   All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at December 31, 1996 and 1995 was $109,713 and $296,486,
   respectively, and the average fair value during the years then ended, based on monthly calculation, was $547,563 and $464,853 respectively.

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

                            Shearson Select Advisors
                                  Futures Fund
                          Notes to Financial Statements

6. Net Asset Value Per Unit:

   Changes in the net asset value per Unit during the years ended December 31, 1996, 1995, and 1994 were as follows:


                                1996            1995         1994
   Net realized and
   unrealized gains
   (losses)                 $  520.78       $  442.66      $ (222.14)
   Interest income              69.77           72.01          50.70
   Expenses                   (167.47)         (98.47)        (79.40)
                            ---------       ---------      ---------
   Increase (decrease)
   for year                    423.08          416.20        (250.84)
   Net asset value per
   Unit, beginning of year   1,961.37        1,545.17       1,796.01
                            ---------       ---------      ---------
   Net asset value per
   Unit, end of year        $2,384.45       $1,961.37      $1,545.17
                            =========       =========      =========

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

                            Shearson Select Advisors
                                  Futures Fund
                          Notes to Financial Statements

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

   The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions

   The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At December 31, 1996, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $31,027,760 and $19,166,823, respectively. All of these instruments mature within one year of December 31, 1996. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At December 31, 1996, the fair value of the Partnership's derivatives, including options thereon, was $109,713, as detailed below.

                            Shearson Select Advisors
                                  Futures Fund
                          Notes to Financial Statements


                                   Notional or Contractual
                                    Amount of Commitments
                                  To Purchase       To Sell         Fair Value
Currencies
 -OTC Contracts                   $ 8,474,920      $ 6,350,389      $    38,097
Interest Rate U.S.                  1,251,469                0          (12,595)
Interest Rate
 Non-U.S.                          21,301,371        8,623,530          (11,939)
Metals                                      0        3,586,870           74,070
Indices                                     0          606,034           22,080
                                  -----------      -----------      -----------
Totals                            $31,027,760      $19,166,823      $   109,713
                                  ===========      ===========      ===========

8. Subsequent event:

   Effective January 1, 1997, Sunrise Capital Management was terminated as an Advisor to the Partnership and the assets previously managed by Sunrise were allocated to the Partnership's advisor, John W. Henry & Company, Inc.

   In addition, also effective January 1, 1997, brokerage commissions have been reduced to .5% of month-end net assets (6% per year) from .667% of month-end net assets (8% per year).

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.
          During the last two fiscal years and any subsequent interim period, no independent accountant who was engaged as the principal accountant to audit the Partnership's financial statements has resigned or was dismissed.
                                    PART III
Item 10. Directors and Executive Officers of the Registrant.
          The Partnership has no officers or directors and its affairs are managed by its General Partner, Smith Barney Futures Management Inc. At December 31, 1996 the General Partner has selected two Advisors, neither of which is affiliated with the General Partner or its parent. The Advisors selected are Sunrise Commodities Inc. and John W. Henry & Company, Inc.
Item 11.  Executive Compensation.
            The Partnership has no directors or officers. Its affairs are managed by Smith Barney Futures Management Inc., its General Partner, which receives compensation for its services, as set forth under "Item 1. Business." SB, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under "Item 1. Business." For the year ended December 31, 1996, SB earned $493,435 in brokerage commissions and clearing fees and $240,634 in management fees were paid or were payable to the General Partner. The General Partner also earned $175,680 in incentive fees in 1996. The Advisors are compensated for management and incentive fees from the General Partner's own funds.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.
            (a).  Security ownership of certain beneficial owners.
The Partnership knows of no person who beneficially owns more than 5% of the Units outstanding.
            (b). Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The General Partner owns Units of general partnership interest equivalent to 34 Units (1.3%) as of December 31, 1996.
            (c).  Changes in control.  None.
Item 13.   Certain Relationships and Related Transactions.
           Smith Barney Inc. and Smith Barney Futures Management Inc. would be considered promoters for purposes of Item 404 (d) of Regulation S-K. The nature and the amounts of compensation each promoter will receive from the Partnership are set forth under "Item 1. Business." and "Item 11. Executive Compensation

                                    PART IV
Item 14.       Exhibits, Financial Statement Schedules, and Reports
               on Form 8-K.
      (a) (1)   Financial Statements:
                 Statement  of  Financial  Condition
                 at December  31, 1996 and 1995.
                 Statement  of Income and  Expenses
                 for the years ended December 31, 1996, 1995 and 1994.
                 Statement  of  Partners' Capital
                 for the years ended December 31, 1996,
                 1995 and 1994.

           (2) Financial Statement Schedules: Financial Data Schedule for the year ended December 31, 1996.
           (3)    Exhibits:
          3.1 - Limited Partnership Agreement dated as of February 10, 1987 and amended as of April 6, 1987 (filed as Exhibit 3.1 to the Registration Statement No.33-12241 and incorporated herein by reference).
          3.2 - Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of Delaware on February 10, 1987 (filed as Exhibit 3.2 to the Registration Statement No. 33-12241 and incorporated herein by reference).
          10.1 - Customer Agreement between Shearson Lehman Select Advisors Futures Fund L.P. and Smith Barney Shearson Inc. (previously filed).
          10.1(a)- Amendment to Customer Agreement dated as of September 30, 1988 (previously filed).
          10.4(a)- Management Agreement between Hayden Commodities Corp. and Dunn Commodities, Inc. (previously filed).
          10.4(b) - Management Agreement between Hayden Commodities
                    Corp. and Investment Timing Services previously filed).

          10.4(c)-     Management Agreement between Hayden Commodities
                       Corp. and Cresta Commodity Management Inc.
                       (previously filed).
          10.4(d) -    Management Agreement between Hayden Commodities
                       Corp. and Computerized Advisory (previously
                       filed).
          10.6(e) -    Management Agreement between Hayden Commodities
                       Corp. and Donald J. Guy (previously filed).
          10.4(f) -    Management Agreement between Hayden Commodities
                       Corp. and I.C.S.C., Inc. (previously filed).
          10.4(g) -    Management Agreement between Hayden Commodities
                       Corp. and Orion Inc. (previously filed).
          10.4(h) -    Management Agreement between Hayden Commodities
                       Corp. and Bacon Investment Corporation
                       (previously filed).
          10.4(i) -    Management Agreement between Hayden Commodities
                       Corp. and PRAGMA, Inc. (previously filed).
          10.4(j) -    Management Agreement between Hayden Commodities
                       Corp. and Mint Investment Management Company
                       (previously filed).
          10.4(k) -    Management Agreement between Hayden Commodities
                       Corp. and John W. Henry & Company (previously
                       filed).
          10.4(l) -    Management Agreement between Hayden Commodities
                       Corp. and Charles M. Wilson & Company
                       (previously filed).

          10.4(m)-  Management Agreement between Hayden
                    Commodities Corp. and Sunrise Commodities,
                    Inc. (previously filed).
          10.5 -    Letter extending Management Agreement with
                    Sunrise Commodities Inc. dated as of June 30,
                    1989 (previously filed).
          10.6 -    Letter extending Management Agreement with Charles M.
                    Wilson & Company dated as of June 30, 1989 (previously filed).
          10.7 -    Letter extending Management Agreement with
                    PRAGMA, Inc. dated June 30, 1989 (previously filed).
          10.8 -    Letter extending Management Agreement with John
                    W. Henry & Co., Inc. dated as of June 30,
                    1989 (previously filed).
          10.9 -    Letter extending Management Agreement with
                    Bacon Investment Corporation dated June 30,
                    1989 (previously filed).
          10.10-    Assignment by Bacon  Investment  Corporation to
                    Zack Hampton Bacon, III dated as of September 15, 1989 (previously filed).
          10.11 -   Letter extending Management Agreement with
                    Sunrise Commodities Inc. dated June 26, 1990
                    (filed as Exhibit 10.11 to Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference).

          10.12 -      Letter extending Management Agreement with
                       PRAGMA, Inc. dated June 26, 1990 (filed as
                       Exhibit 10.12 to Form 10-K for the fiscal year
                       ended December 31, 1991 and incorporated herein
                       by reference).
          10.13 -      Letter extending Management Agreement with John
                       W. Henry & Co., Inc. dated June 26, 1990 (filed
                       as Exhibit 10.13 to Form 10-K for the fiscal
                       year ended December 31, 1991 and incorporated
                       herein by reference).
          10.14 -      Letter extending Management Agreement with Zack
                       Hampton Bacon, III dated June 25, 1990 (filed
                       as Exhibit 10.14 to Form 10-K for the fiscal
                       year ended December 31, 1991 and incorporated
                       herein by reference).
          10.15 -      Letter extending Management Agreement with
                       Sunrise  Commodities, Inc. dated July 16, 1991
                       (filed as Exhibit 10.15 to Form 10-K for the
                       fiscal year ended December 31, 1991 and
                       incorporated herein by reference).
          10.16 -      Letter extending Management Agreement with
                       PRAGMA, Inc. dated July 16, 1991 (filed as
                       Exhibit 10.16 to Form 10-K for the fiscal year
                       ended December 31, 1991 and incorporated herein
                       by reference).
          10.17 -      Letter extending Management Agreement with John
                       W. Henry & Co., Inc. dated July 16, 1991 (filed
                       as Exhibit 10.17 to Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference).
          10.18 -      Letter extending Management Agreement with Zack
                       Hampton Bacon, III dated July 16, 1991 and
                       (filed as Exhibit 10.18 to Form 10-K for the
                       fiscal year ended December 31, 1991 and
                       incorporated herein by reference).
          10.19 -      Letter extending Management Agreement with
                       Sunrise Commodities Inc. dated June 30, 1992
                       (filed as Exhibit 10.19 to Form 10-K for the
                       fiscal year ended December 31, 1992).
          10.20 -      Letter extending Management Agreement with
                       PRAGMA, Inc. dated June 30, 1992 ( filed as
                       Exhibit 10.20 to Form 10-K for the fiscal year
                       ended December 31, 1992).
          10.21 -      Letter extending Management Agreement with John
                       W. Henry & Co., Inc. dated June 30, 1992 (filed
                       as Exhibit 10.21 to Form 10-K for the fiscal
                       year ended December 31, 1992).
          10.22 -      Letter extending Management Agreement with Zack
                       Hampton Bacon, III dated June 30, 1992 (filed
                       as Exhibit 10.22 to Form 10-K for the fiscal
                       year ended December 31, 1992).
          10.23 -      Letter  terminating  Management  Agreement  with
                       Zack  Hampton  Bacon,  III dated March 31, 1993 (filed as
                       Exhibit 10.23 to Form 10-K for the
                       fiscal year ended December 31, 1993).
          10.24 -      Letter terminating Management Agreement with
                       PRAGMA, Inc. dated July 29, 1994 (filed as
                       Exhibit 10.24 to Form 10-K for the fiscal year
                       ended December 31, 1994).
          10.25 -      Management Agreement dated September 1,
                       1994 the Partnership, the General Partner
                       and Gill Capital Management(filed as Exhibit
                       10.25 to Form 10-K for the fiscal year ended
                       December 31, 1994).
          10.26 -      Letters extending Management Agreements with
                       John W. Henry & Co., Sunrise Capital
                       Management, Inc. and Gill Capital Management
                       dated February 16, 1995 (filed as Exhibit 10.26
                       to Form 10-K for the fiscal year ended December
                       31, 1994).
          10.27 -      Letter terminating Management Agreement with
                       Gill Capital Management dated June 27, 1995
                       (filed as Exhibit 10.27 to Form 10-K for the
                       fiscal year ended December 31, 1995).
            (b)  Reports on 8-K:   None Filed.

           Supplemental Information To Be Furnished With Reports Filed Pursuant To Section 15(d) Of The Act by Registrants Which Have Not Registered Securities Pursuant To Section 12 Of the Act.



Annual Report to Limited Partners

                                  SIGNATURES

       Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 24th day of March 1997.

SHEARSON SELECT ADVISORS FUTURES FUND


By:    Smith Barney Futures Management Inc.
       (General Partner)



By     /s/        David J. Vogel
       David J. Vogel, President & Director


       Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed below by the following persons in the capacities and on the date indicated.



/s/     David J. Vogel                    /s/     Jack H. Lehman III
David J. Vogel,                           Jack H. Lehman III
Director, Principal Executive             Chairman and Director
Officer and President



/s/      Michael Schaefer                 /s/    Daniel A. Dantuono
Michael Schaefer                          Daniel A. Dantuono
Director                                  Treasurer, Chief Financial
                                          Officer and Director



/s/  Philip M. Waterman, Jr.              /s/ Daniel R. McAuliffe, Jr.
Philip M. Waterman, Jr.                   Daniel R. McAuliffe, Jr.
Director and Vice-Chairman                Director




/s/ Steve J. Keltz                        /s/   Shelley Ullman
Steve J. Keltz                            Shelley Ullman
Secretary and Director                    Director