Form 10-Q
period 1997-03-31
SHEARSON LEHMAN SELECT ADVISORS FUTURES FUND L P
filed 1997-05-14
CIK 811078

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended March 31, 1997

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

                                                                       Page
                                                                      Number


PART I - Financial Information:

      Item 1.    Financial Statements:

                 Statement of Financial Condition at
                 March 31, 1997, and December 31, 1996.                   3

                 Statement of Income and Expenses and
                 Partners' Capital for the three months
                 ended March 31, 1997 and 1996.                           4

                 Notes to Financial Statements                          5 - 8

       Item 2.   Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations                                             9 - 10

PART II - Other Information                                               11

                                     PART I

                           Item 1. Financial Statement


                      SHEARSON SELECT ADVISORS FUTURES FUND
                        STATEMENT OF FINANCIAL CONDITION



                                                         MARCH 31,  DECEMBER 31,
                                                           1997          1996
                                                       -----------    ----------
                                                       (Unaudited)

ASSETS:
Equity in commodity futures trading account:
  Cash and cash equivalents                             $6,211,928    $6,581,238

  Net unrealized appreciation
   on open futures contracts                                37,186       109,713

                                                        ----------    ----------

                                                         6,249,114     6,690,951

Interest receivable                                         18,806        18,843

                                                        ----------    ----------

                                                        $6,267,920    $6,709,794

                                                        ==========    ==========





LIABILITIES AND PARTNERS' CAPITAL:


Liabilities:
 Accrued expenses:
  Commissions                                           $   31,340    $   44,732
  Management  fees                                          20,678        22,103
  Other                                                     33,174        34,022
  Incentive fees                                               211       175,680
  Redemptions payable                                      182,474       293,287
                                                        ----------    ----------

                                                           267,877       569,824
                                                        ----------    ----------

Partners' capital:
  General Partner, 34  Unit equivalents
    outstanding  in 1997 and 1996                           81,633        81,071
  Limited Partners 2,465 and 2,541 Units
    of Limited Partnership Interest
    outstanding in 1997 and 1996, respectively           5,918,410     6,058,899
                                                        ----------    ----------

                                                         6,000,043     6,139,970

                                                        ----------    ----------

                                                        $6,267,920    $6,709,794

                                                        ==========    ==========

See Notes to Financial Statements.

                      SHEARSON SELECT ADVISORS FUTURES FUND
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                         THREE MONTHS ENDED
                                                      MARCH 31,      MARCH 31,
                                                         1997          1996
                                                     -----------    -----------

Income:
  Net gains (losses) on trading of commodity
   interests:
  Realized gains (losses) on closed positions        $   233,910    $    (4,194)
  Change in unrealized gains / losses on open
   positions                                             (72,527)        42,034

                                                     -----------    -----------

                                                         161,383         37,840
Less, brokerage commissions and clearing fees
  ($1,041 and $1,976, respectively)                      (96,796)      (124,860)
                                                     -----------    -----------


  Net realized and unrealized gains (losses)              64,587        (87,020)
  Interest income                                         54,820         51,657

                                                     -----------    -----------

                                                         119,407        (35,363)

                                                     -----------    -----------

Expenses:
  Management fees                                         63,178         60,729
  Other                                                   13,471         13,172
  Incentive fees                                             211              -
                                                     -----------    -----------

                                                          76,860         73,901

                                                     -----------    -----------

  Net income (loss)                                       42,547       (109,264)
  Redemptions                                           (182,474)      (154,069)

                                                     -----------    -----------

  Net increase (decrease) in Partners' capital          (139,927)      (263,333)

Partners' capital, beginning of period                 6,139,970      6,035,144

                                                     -----------    -----------

Partners' capital, end of period                     $ 6,000,043    $ 5,771,811

                                                     ===========    ===========
Net asset value per Unit
  (2,499 and 2,997 Units outstanding at
  March 31, 1997 and 1996, respectively)             $  2,400.98    $  1,925.86

                                                     ===========    ===========
Net income (loss) per Unit of Limited Partership
   Interest and General Partner Unit equivalent      $     16.53    $    (35.51)

                                                     ===========    ===========

See Notes to Financial Statements.

                      SHEARSON SELECT ADVISORS FUTURES FUND
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997
                                   (Unaudited)

1.   General

      Shearson Select Advisors Futures Fund, (the "Partnership") is a limited partnership which was organized under the laws of the State of Delaware on February 10, 1987. The Partnership is engaged in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership commenced trading July 1, 1987.

        Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. Smith Barney Inc. ("SB"), an affiliate of the General Partner, acts as commodity broker for the Partnership. All trading decisions are being made for the Partnership by John W. Henry & Company, Inc. (the "Advisor"). Sunrise Capital Management was terminated as an Advisor to the Partnership effective January 1, 1997.

      The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at March 31, 1997 and the results of its operations for the three months ended March 31, 1997 and 1996. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996.

      Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                      SHEARSON SELECT ADVISORS FUTURES FUND
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

2.   Net Asset Value Per Unit:

      Changes in net asset value per Unit for the three months ended March 31, 1997 and 1996 were as follows:

                                              THREE-MONTHS ENDED
                                                   MARCH 31,
                                              1997           1996


Net realized and unrealized
 gains (losses)                           $   25.08      $  (28.28)
Interest income                               21.29          16.79
Expenses                                     (29.84)        (24.02)
                                          ----------     ----------

Increase (decrease) for period                16.53         (35.51)

Net Asset Value per Unit,
  beginning of period                      2,384.45       1,961.37
                                          ----------     ---------

Net Asset Value per Unit,
  end of period                           $2,400.98      $1,925.86
                                          ==========     =========



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

      All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at March 31, 1997 was $37,186 and the average fair value during the three months then ended, based on monthly calculation, was $233,564.

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

        The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At March

31, 1997, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $7,221,987 and $40,577,627, respectively, as detailed below. All of these instruments mature within one year of March 31, 1997. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At March 31, 1997, the fair value of the Partnership's derivatives, including options thereon was $37,186 as detailed below.

                                        NOTIONAL OR CONTRACTUAL
                                         AMOUNT OF COMMITMENTS         FAIR
                                       TO PURCHASE    TO SELL          VALUE

Currencies*                             $3,556,443    $ 6,688,935    $(47,236)
Interest Rates U.S.                              0      8,439,881      78,638
Interest Rates Non-U.S.                  3,046,594     25,448,811      15,234
Metals                                     618,950              0      (9,450)
                                        ----------    -----------    ---------

Totals                                  $7,221,987    $40,577,627    $ 37,186
                                        ==========    ===========    ========



* The notional or contractual commitment amounts and the net unrealized gain amount listed for the currency sector represent OTC contracts. All other sectors listed represent exchange traded contracts.

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.

Liquidity and Capital Resources

      The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures and forward contracts, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the first quarter of 1997.

      The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

      For the three months ended March 31,1997, Partnership capital decreased 2.3% from $6,139,970 to $6,000,043. This decrease was attributable to a redemption of 76 Units resulting in an outflow of $182,474 which was partially offset by net income from operations of $42,547 for the three months ended March 31, 1997. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.


Results of Operations

      During the Partnership's first quarter of 1997, the net asset value per Unit increased 0.7% from $2,384.45 to $2,400.98, as compared to the first quarter of 1996 when the Net Asset Value per Unit decreased 1.8%. The Partnership experienced a net trading gain before commissions and expenses in the first quarter of 1997 of $161,383. Gains were recognized in the trading of currencies, indices, and metals and were partially offset by losses in interest rates. The Partnership experienced a net trading gain before commissions and expenses in the first quarter of 1996 of $37,840. Gains were recognized in the trading of agricultural products, energy, currencies and interest rates and were partially offset by losses in metals and indices.

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

      Interest income on 70% of the Partnership's daily average equity was earned on the monthly average 13-week U.S. Treasury bill yield. Interest income for the three months ended March 31, 1997 increased by $3,163 as compared to the corresponding period in 1996. The increase in interest income is primarily attributable to positive trading performance coupled with an increase in interest rates during the three months ended March 31, 1997 as compared to the corresponding period in 1996.

      Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions for the three months ended March 31, 1997 decreased by $28,064 as compared to the corresponding period in 1996. The primary factor behind the decrease in commissions for the three months ended March 31, 1997 is the reduced commission rate in the first quarter of 1997 as compared to 1996. Effective January 1, 1997 brokerage commissions were reduced to .5% of month-end net assets (6% per year) from .667% of month-end net assets (8% per year).

      All trading decisions for the Partnership are currently being made by the Advisor. Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three months ended March 31, 1997 increased by $2,449 as compared to the corresponding period in 1996.

      Incentive fees paid by the Partnership are based on the net trading profits of the Partnership as defined in the Limited Partnership Agreement. Trading performance for the three months ended March 31, 1997 and 1996 resulted in incentive fees of $211 and $0, respectively.

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

Date:       5/12/97

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   Smith Barney Futures Management Inc.
      (General Partner)


By:   /s/ David J. Vogel, President
      David J. Vogel, President

Date:       5/12/97



By:  /s/ Daniel A. Dantuono
      Daniel A. Dantuono
      Chief Financial Officer and Director

Date:       5/12/97