Form 10-Q
period 1997-06-30
SHEARSON LEHMAN SELECT ADVISORS FUTURES FUND L P
filed 1997-08-14
CIK 811078

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

              OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended June 30, 1997

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

                                                                       Page
                                                                      Number


PART I - Financial Information:

      Item 1.    Financial Statements:

                 Statement of Financial Condition at
                 June 30, 1997, and December 31, 1996.                    3

                 Statement of Income and Expenses and
                 Partners' Capital for the three and six
                 months ended June 30, 1997 and 1996.                     4

                 Notes to Financial Statements                          5 - 8

       Item 2.   Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations                                             9 - 10

PART II - Other Information                                               11

                                     PART I

                           Item 1. Financial Statement


                      SHEARSON SELECT ADVISORS FUTURES FUND
                        STATEMENT OF FINANCIAL CONDITION



                                                         June 30,   DECEMBER 31,
                                                           1997         1996
                                                        ----------- ------------
                                                        (Unaudited)

ASSETS:
Equity in commodity futures trading account:
  Cash and cash equivalents                              $5,330,193   $6,581,238

  Net unrealized appreciation
   on open futures contracts                                173,686      109,713

                                                         ----------   ----------

                                                          5,503,879    6,690,951

Interest receivable                                          16,710       18,843

                                                         ----------   ----------

                                                         $5,520,589   $6,709,794

                                                         ==========   ==========


LIABILITIES AND PARTNERS' CAPITAL:


Liabilities:
 Accrued expenses:
  Commissions                                            $   27,603   $   44,732
  Management  fees                                           18,228       22,103
  Other                                                      24,465       34,022
  Incentive fees                                                  -      175,680
  Redemptions payable                                       196,289      293,287
                                                         ----------   ----------

                                                            266,585      569,824
                                                         ----------   ----------

Partners' capital:
  General Partner, 34  Unit equivalents
    outstanding  in 1997 and 1996                            74,154       81,071
  Limited Partners 2,375 and 2,541 Units
    of Limited Partnership Interest
    outstanding in 1997 and 1996,
    respectively                                          5,179,850    6,058,899
                                                         ----------   ----------

                                                          5,254,004    6,139,970

                                                         ----------   ----------

                                                         $5,520,589   $6,709,794

                                                         ==========   ==========

See Notes to Financial Statements.

                      SHEARSON SELECT ADVISORS FUTURES FUND
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                             JUNE 30,                          JUNE 30,
                                                                      1997             1996              1997              1996
                                                                  -----------       -----------       -----------       -----------

Income:
  Net gains (losses) on trading of commodity
   futures:
  Realized gains (losses) on closed positons                      $  (588,105)      $   430,816       $  (354,194)      $   426,622
  Change in unrealized  gains/losses on
   open positions                                                     136,501          (111,397)           63,973           (69,363)
                                                                  ___________       ___________       ___________       ___________
                                                                     (451,604)          319,419          (290,221)          357,259
Less, brokerage commissions and clearing fees
  ($1,018, $1,347, $2,059 and $3,323, respectively)                   (84,484)         (121,707)         (181,280)         (246,567)
                                                                  ___________       ___________       ___________       ___________

  Net realized and unrealized gains (losses)                         (536,088)          197,712          (471,501)          110,692
  Interest income                                                      52,046            51,224           106,866           102,881
                                                                  ___________       ___________       ___________       ___________
                                                                     (484,042)          248,936          (364,635)          213,573
                                                                  ___________       ___________       ___________       ___________

Expenses:
  Management fees                                                      55,089            59,562           118,267           120,291
  Other                                                                10,619            13,391            24,090            26,563
  Incentive fees                                                            -                 -               211                 -
                                                                  ___________       ___________       ___________       ___________
                                                                       65,708            72,953           142,568           146,854
                                                                  ___________       ___________       ___________       ___________

Net income (loss)                                                    (549,750)          175,983          (507,203)           66,719
Redemptions                                                          (196,289)         (319,517)         (378,763)         (473,586)
                                                                  ___________       ___________       ___________       ___________

  Net decrease in Partners' capital                                  (746,039)         (143,534)         (885,966)         (406,867)

Partners' capital, beginning of period                              6,000,043         5,771,811         6,139,970         6,035,144
                                                                  ___________       ___________       ___________       ___________

Partners' capital, end of period                                  $ 5,254,004       $ 5,628,277       $ 5,254,004       $ 5,628,277

                                                                  ===========       ===========       ===========       ===========
Net asset value per Unit
 (2,409 and 2,836  Units outstanding at
  June 30,1996 and 1995, respectively)                            $  2,180.99       $  1,984.58       $  2,180.99       $  1,984.58

                                                                  ===========       ===========       ===========       ===========
Net income (loss)  per Unit of Limited Partnership
   Interest and General Partnership Unit equivalent               $   (219.99)      $     58.72       $   (203.46)      $     23.21

                                                                  ===========       ===========       ===========       ===========


See Notes to Financial Statements.

                    SHEARSON SELECT ADVISORS FUTURES FUND
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1997
                                  (Unaudited)

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

      The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at June 30, 1997 and the results of its operations for the three and six months ended June 30, 1997 and 1996. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996.

      Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                    SHEARSON SELECT ADVISORS FUTURES FUND
                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

2.   Net Asset Value Per Unit:

      Changes in net asset value per Unit for the three and six months ended June 30, 1997 and 1996 were as follows:

                                 THREE-MONTHS ENDED        SIX-MONTHS ENDED
                                      JUNE  30,                 JUNE 30,
                                  1997        1996          1997        1996

Net realized and unrealized
 gains (losses)                $ (214.52)   $   65.97    $ (189.44)   $   37.69
Interest income                    20.83        17.09        42.12        33.88
Expenses                          (26.30)      (24.34)      (56.14)      (48.36)
                               ---------    ---------    ---------    ---------

Increase (decrease) for
 period                          (219.99)       58.72      (203.46)       23.21

Net Asset Value per Unit,
  beginning of period           2,400.98     1,925.86     2,384.45     1,961.37
                               ---------    ---------    ---------    ---------

Net Asset Value per Unit,
  end of period                $2,180.99    $1,984.58    $2,180.99    $1,984.58
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

      All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at June 30, 1997 was $173,686 and the average fair value during the six months then ended, based on monthly calculation, was $86,450.

4.   Financial Instrument Risk:

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

      The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At June 30, 1997, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $83,264,909 and $33,111,415, respectively, as detailed below. All of these instruments mature within one year of June 30, 1997. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At June 30, 1997, the fair value of the Partnership's derivatives, including options thereon was $173,686 as detailed below.

                                      NOTIONAL OR CONTRACTUAL
                                       AMOUNT OF COMMITMENTS            FAIR
                                      TO PURCHASE    TO SELL            VALUE

Currencies*                           $20,344,498     $17,054,084     $(158,604)
Interest Rates Non-U.S.                36,226,077      11,358,686       101,871
Interest Rates U.S.                    25,083,650               0        84,588
Metals                                          0       4,698,645       141,685
Indices                                 1,610,684               0         4,146
                                      ------------    ------------     --------

Totals                                $83,264,909     $33,111,415      $173,686
                                      ============    ============     ========



* The notional or contractual commitment amounts and the fair value amount listed for the currency sector represent OTC contracts. All other sectors listed represent exchange traded contracts.

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.

Liquidity and Capital Resources

      The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures and forward contracts, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the second quarter of 1997.

      The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

      For the six months ended June 30,1997, Partnership capital decreased 14.4% from $6,139,970 to $5,254,004. This decrease was attributable to a redemption of 166 Units resulting in an outflow of $378,763 which was further decreased by a net loss from operations of $507,203 for the six months ended June 30, 1997. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

      During the Partnership's second quarter of 1997, the net asset value per Unit decreased 9.2% from $2,400.98 to $2,180.99, as compared to the second quarter of 1996 when the net asset value per Unit increased 3.0%. The Partnership experienced a net trading loss before commissions and expenses in the second quarter of 1997 of $451,604. Losses were recognized in the trading of currencies and interest rate products. These losses were partially offset by gains recognized in the trading of metals and indices. The Partnership experienced a net trading gain before commissions and expenses in the first quarter of 1996 of $319,419. Gains were recognized in the trading of agricultural products, metals, energies and currencies and were partially offset by losses recognized in interest rates and indices.

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

      Interest income on 70% of the Partnership's daily average equity was earned on the monthly average 13-week U.S. Treasury bill yield. Interest income for the three and six months ended June 30, 1997 increased by $822 and $3,985, respectively, as compared to the corresponding periods in 1996. The increase in interest income is primarily attributable to an increase in interest rates during the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996.

      Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions for the three and six months ended June 30, 1997 decreased by $37,223 and $65,287, respectively, as compared to the corresponding periods in 1996. The primary factor behind the decrease in commissions for the three and six months ended June 30, 1997 is the reduced commission rate in 1997. Effective January 1, 1997 brokerage commissions were reduced to 0.5% of month-end net assets (6% per year) from 0.667% of month-end net assets (8% per year).

      All trading decisions for the Partnership are currently being made by the Advisor. Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and six months ended June 30, 1997 decreased by $4,473 and $2,024 as compared to the corresponding periods in 1996.

      Incentive fees paid by the Partnership are based on the net trading profits of the Partnership as defined in the Limited Partnership Agreement. Trading performance for the three and six months ended June 30, 1997 resulted in incentive fees of $0 and $211, respectively. There were no incentive fees earned in the corresponding periods in 1996.

                           PART II OTHER INFORMATION

Item 1.    Legal Proceedings - None

Item 2.    Changes in Securities - None

Item 3.    Defaults Upon Senior Securities - None

Item 4.    Submission of Matters to a Vote of Security Holders - None

Item 5.    Other Information - None

Item 6.    (a) Exhibits

 10.28 Letter terminating Management Agreement with Sunrise Commodities dated December 23, 1996. (filed herein)

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

Date:       8/13/97

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   Smith Barney Futures Management Inc.
      (General Partner)


By:   /s/ David J. Vogel, President
      David J. Vogel, President

Date:       8/13/97



By:  /s/ Daniel A. Dantuono
      Daniel A. Dantuono
      Chief Financial Officer and Director

Date:       8/13/97