Form 10-Q
period 1997-09-30
SHEARSON LEHMAN SELECT ADVISORS FUTURES FUND L P
filed 1997-11-13
CIK 811078

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

              OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended September 30, 1997

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

                 Statement of Financial Condition at
                 September 30, 1997, and December 31,
                 1996.                                                  3

                 Statement of Income and Expenses and
                 Partners' Capital for the three and
                 nine months ended September 30, 1997
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

                                     PART I

                           Item 1. Financial Statement


                      SHEARSON SELECT ADVISORS FUTURES FUND
                        STATEMENT OF FINANCIAL CONDITION



                                                     September 30,  December 31,
                                                           1997         1996
                                                       ------------  -----------
                                                       (Unaudited)

ASSETS:
Equity in commodity futures trading account:
  Cash and cash equivalents                             $5,682,278    $6,581,238

  Net unrealized appreciation
   on open futures contracts                               461,992       109,713

                                                        ----------    ----------

                                                         6,144,270     6,690,951

Interest receivable                                         17,416        18,843

                                                        ----------    ----------

                                                        $6,161,686    $6,709,794

                                                        ==========    ==========


LIABILITIES AND PARTNERS' CAPITAL:


Liabilities:
 Accrued expenses:
  Commissions                                           $   30,808    $   44,732
  Management  fees                                          20,343        22,103
  Other                                                     27,899        34,022
  Incentive fees                                            32,255       175,680
Redemptions payable                                        125,579       293,287
                                                        ----------    ----------

                                                           236,884       569,824
                                                        ----------    ----------

Partners' capital :
  General Partner, 34  Unit equivalents
    outstanding  in 1997 and 1996                           85,393        81,071
  Limited Partners 2,325 and 2,541 Units
    of Limited Partnership Interest
    outstanding in 1997 and 1996, respectively           5,839,409     6,058,899
                                                        ----------    ----------

                                                         5,924,802     6,139,970

                                                        ----------    ----------

                                                        $6,161,686    $6,709,794

                                                        ==========    ==========

See Notes to Financial Statements.

                      SHEARSON SELECT ADVISORS FUTURES FUND
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                                      THREE-MONTHS ENDED                    NINE-MONTHS ENDED
                                                                          SEPTEMBER 30,                        SEPTEMBER 30,
                                                                  -----------       -----------      ------------       ------------

                                                                      1997             1996              1997               1996

                                                                  -----------       -----------      ------------       ------------

Income:
  Net gains (losses) on trading of commodity
   futures:
  Realized gains (losses) on closed positions                     $   651,624       $  (242,382)      $   297,430       $   184,240
  Change in unrealized gains/losses on
   open positions                                                     288,306           293,970           352,279           224,607

                                                                  -----------       -----------       -----------       -----------
                                                                      939,930            51,588           649,709           408,847
Less, brokerage commissions and clearing fees
  ($1,581, $1,681, $3,640 and $5,004, respectively)                   (93,980)         (113,410)         (275,260)         (359,977)

                                                                  -----------       -----------       -----------       -----------

  Net realized and unrealized gains (losses)                          845,950           (61,822)          374,449            48,870
  Interest income                                                      53,468            49,009           160,334           151,890

                                                                  -----------       -----------       -----------       -----------
                                                                      899,418           (12,813)          534,783           200,760

                                                                  -----------       -----------       -----------       -----------

Expenses:
  Management fees                                                      61,029            55,213           179,296           175,504
  Other                                                                 9,757            13,193            33,847            39,756
  Incentive fees                                                       32,255                --            32,466                --

                                                                  -----------       -----------       -----------       -----------
                                                                      103,041            68,406           245,609           215,260

                                                                  -----------       -----------       -----------       -----------

  Net income (loss)                                                   796,377           (81,219)          289,174           (14,500)
  Redemptions                                                        (125,579)         (269,920)         (504,342)         (743,506)

                                                                  -----------       -----------       -----------       -----------

  Net increase (decrease) in Partners' capital                        670,798          (351,139)         (215,168)         (758,006)

Partners' capital, beginning of period                              5,254,004         5,628,277         6,139,970         6,035,144

                                                                  -----------       -----------       -----------       -----------

Partners' capital, end of period                                  $ 5,924,802       $ 5,277,138       $ 5,924,802       $ 5,277,138

                                                                  ===========       ===========       ===========       ===========

Net Asset Value per Unit
  (2,359 and 2,698 Units outstanding at
  September 30, 1997 and 1996, respectively)                      $  2,511.57       $  1,955.94       $  2,511.57       $  1,955.94

                                                                  ===========       ===========       ===========       ===========
Net income (loss) per Unit of Limited Partnership
   Interest and General Partner Unit equivalent                   $    330.58       $    (28.64)      $    127.12       $     (5.43)

                                                                  ===========       ===========       ===========       ===========

See Notes to Financial Statements.

                    SHEARSON SELECT ADVISORS FUTURES FUND
                         NOTES TO FINANCIAL STATEMENTS
                              September 30, 1997
                                  (Unaudited)

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

      The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at September 30, 1997 and the results of its operations for the three and nine months ended September 30, 1997 and 1996. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996.

      Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                    SHEARSON SELECT ADVISORS FUTURES FUND
                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

2.   Net Asset Value Per Unit:

      Changes in net asset value per Unit for the three and nine months ended September 30, 1997 and 1996 were as follows:

                                  THREE-MONTHS ENDED        NINE-MONTHS ENDED
                                     SEPTEMBER 30,            SEPTEMBER 30,
                                   1997        1996         1997        1996

Net realized and unrealized
 gains (losses)                $  351.16    $  (21.80)   $  161.71    $   15.88
Interest income                    22.20        17.28        64.31        51.16
Expenses                          (42.78)      (24.12)      (98.90)      (72.47)
                               ---------    ---------    ---------    ---------

Increase (decrease) for
 period                           330.58       (28.64)      127.12        (5.43)

Net Asset Value per Unit,
  beginning of period           2,180.99     1,984.58     2,384.45     1,961.37
                               ---------    ---------    ---------    ---------

Net Asset Value per Unit,
  end of period                $2,511.57    $1,955.94    $2,511.57    $1,955.94
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

      All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at September 30, 1997 was $461,992 and the average fair value during the nine months then ended, based on monthly calculation, was $229,650.

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

      The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At September 30, 1997, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was

$57,288,065  and  $10,259,895,  respectively,  as detailed  below.  All of these instruments mature within one year of September 30, 1997. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At September 30, 1997, the fair value of the Partnership's derivatives, including options thereon was $461,992 as detailed below.

                                       NOTIONAL OR CONTRACTUAL
                                         AMOUNT OF COMMITMENTS          FAIR
                                      TO PURCHASE    TO SELL            VALUE

Currencies*                           $ 5,173,606     $ 8,946,326      $ (5,969)
Interest Rates Non-U.S.                45,452,197               0       343,272
Interest Rates U.S.                     5,701,437               0        33,531
Metals                                    960,825               0        33,255
Indices                                         0       1,313,569        57,903
                                      ------------    ------------     --------

Totals                                $57,288,065     $10,259,895      $461,992
                                      ============    ============     ========



* The notional or contractual commitment amounts and the fair value amount listed for the currency sector represent OTC contracts. All other sectors listed represent exchange traded contracts.


5.  Pending Merger:

         On September 24, 1997, Travelers Group Inc. ("Travelers") and Salomon Inc ("Salomon") announced an agreement and plan of merger pursuant to which Salomon will become a wholly owned subsidiary of Travelers and Smith Barney Holdings Inc., the parent company of Smith Barney Inc. and Smith Barney Futures Management Inc., will be merged into Salomon forming Salomon Smith Barney Holdings Inc. The transaction is expected to be completed by year-end 1997.

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.

Liquidity and Capital Resources

      The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures and forward contracts, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the third quarter of 1997.

      The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

      For the nine months ended September 30,1997, Partnership capital decreased 3.5% from $6,139,970 to $5,924,802. This decrease was attributable to a redemption of 216 Units resulting in an outflow of $504,342 which was partially offset by a net income from operations of $289,174 for the nine months ended September 30, 1997. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

      During the Partnership's third quarter of 1997, the net asset value per Unit increased 15.2% from $2,180.99 to $2,511.57, as compared to the third quarter of 1996 when the net asset value per Unit decreased 1.4%. The Partnership experienced a net trading gain before commissions and expenses in the third quarter of 1997 of $939,930. Gains were recognized in the trading of currencies and interest rate products, metals and indices. The Partnership experienced a net trading gain before commissions and expenses in the third quarter of 1996 of $51,588. Gains were recognized in the trading of metals, energy and interest rates and were partially offset by losses recognized in currencies, agricultural products and indices.

      Commodity futures markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisors to identify correctly those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisor is able to identify them, the Partnership expects to increase capital through operations.

      Interest income on 70% of the Partnership's daily average equity was earned on the monthly average 13-week U.S. Treasury bill yield. Interest income for the three and nine months ended September 30, 1997 increased by $4,459 and $8,444, respectively, as compared to the corresponding periods in 1996. The increase in interest income is primarily attributable to a higher average cash balance in 1997 as a result of positive trading performance in 1997.

      Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions for the three and nine months ended September 30, 1997 decreased by $19,430 and $84,717, respectively, as compared to the corresponding periods in 1996. The primary factor behind the decrease in commissions for the three and nine months ended September 30, 1997 is the reduced commission rate in 1997. Effective January 1, 1997 brokerage commissions were reduced to 0.5% of month-end net assets (6% per year) from 0.667% of month-end net assets (8% per year).

      All trading decisions for the Partnership are currently being made by the Advisor. Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and nine months ended September 30, 1997 increased by $5,816 and $3,792 as compared to the corresponding periods in 1996.

      Incentive fees paid by the Partnership are based on the net trading profits of the Partnership as defined in the Limited Partnership Agreement. Trading performance for the three and nine months ended September 30, 1997 resulted in incentive fees of $32,255 and $32,466, respectively. There were no incentive fees earned in the corresponding periods in 1996.

                           PART II OTHER INFORMATION

Item 1.    Legal Proceedings - None

Item 2.    Changes in Securities and Use of Proceeds - None

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

Date:       11/12/97

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   Smith Barney Futures Management Inc.
      (General Partner)


By:   /s/ David J. Vogel, President
      David J. Vogel, President

Date:       11/12/97



By:  /s/ Daniel A. Dantuono
      Daniel A. Dantuono
      Chief Financial Officer and Director

Date:       11/12/97