Form 10-K
period 1997-12-31
SHEARSON LEHMAN SELECT ADVISORS FUTURES FUND L P
filed 1998-03-30
CIK 811078

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1997

Commission File Number 0-16627

                   SHEARSON SELECT ADVISORS FUTURES FUND
                Exact name of registrant as specified in its charter)

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

Item 1. Business.

         (a) General development of business. Shearson Select Advisors Futures Fund (the "Partnership") is a limited partnership organized on February 10, 1987 under the Partnership Laws of the State of Delaware. The Partnership engages in speculative trading of commodity interests, including forward contracts on foreign currencies, commodity options and commodity futures contracts including futures contracts on United States Treasuries and certain other financial instruments and foreign currencies. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership commenced trading on July 1, 1987. Redemptions for the years ended December 31, 1997, 1996 and 1995, are reported in the Statement of Partners' Capital on page F-5 under "Item 8. Financial Statements and Supplementary Data."

     Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership and is a wholly owned subsidiary of Smith Barney Inc. ("SB"). SB acts as commodity broker for the Partnership. On November 28, 1997, Smith Barney Holdings Inc. was merged with Salomon Inc to form Salomon Smith Barney Holdings Inc. ("SSBH"), a wholly owned subsidiary of Travelers Group Inc. SB is a wholly owned subsidiary of SSBH.

         The Partnership's trading of futures contracts on commodities is done primarily on United States commodities exchanges and may, to a lesser extent, be done on some foreign commodity exchanges.

It engages in such trading through a commodity brokerage account maintained with SB.
         Under the Limited Partnership Agreement of the Partnership (the "Limited Partnership Agreement"), the General Partner has sole responsibility for the administration of the business and affairs of the Partnership, but may delegate trading discretion to one or more trading advisors.

         The Partnership is obligated to pay the General Partner a monthly management fee of 1/3 of 1% (4% per year) of the month end Net Assets of the Partnership, as defined, managed by each advisor and an incentive fee payable quarterly equal to 15% of New Trading Profits of the Partnership.

         At December 31, 1997, the General Partner had a management agreement (the "Management Agreement") with John W. Henry & Company, Inc. ("the "Advisor"). Sunrise Capital Management was terminated as an advisor to the Partnership effective January 1, 1997. The Advisor is not affiliated with the General Partner or SB. Reference should be made to "Item 8. Financial Statements and Supplementary Data." for further information regarding the Advisors included in the notes to the financial statements.

        The Management Agreement requires the General Partner to pay the Advisor a monthly management fee of 1/3 of 1% of the Net Assets of the Partnership (of 4% per year) managed by the Advisor and an incentive fee equal to 10% of the New Trading Profits (as defined in the Managerment Agreement)
earned   on  the   Net Assets  managed  by  the  Advisor during  each  quarter.

The incentive fee paid to the Advisor will be paid out of the General Partner's own funds to the extent that the incentive fee owed to the Advisor exceeds the incentive fee paid by the Partnership to the General Partner. Thus, the Partnership will pay an incentive fee based on aggregate profits earned by the Advisor.
         Pursuant to the terms of the customer agreement entered into with SB (the "Customer Agreement"), the Partnership is obligated to pay a monthly commodity brokerage fee. Effective January 1, 1997, the Partnership pays SB a monthly brokerage fee equal to .5% of month end net assets (6% per year) in lieu of brokerage commissions on a per trade basis. From July 1, 1995 through January 1, 1997, the Partnership paid Smith Barney a monthly brokerage fee equal to
 .667% of month end net assets (8% per year). The Partnership previously paid SB a monthly brokerage fee equal to .833% of month end net assets (10% per year) prior to July 1, 1995. The Partnership will pay for clearing fees, but not for floor brokerage which will be borne by SB. The Customer Agreement between the Partnership and SB gives the Partnership the legal right to net unrealized gains and losses. Reference should be made to "Item 8. Financial Statements and Supplementary Data." for further information regarding the brokerage commissions included in the notes to the financial statements.
         In addition, SB will pay the Partnership interest on 70% of the average daily equity maintained in cash in its accounts during each month at the rate of the average non-competitive yield of the 13-week U.S. Treasury Bills as determined at the weekly auctions
thereof   during   the   month.  The  Customer  Agreement   may   be  terminated
upon notice by either party.

         (b) Financial information about industry segments. The Partnership's business consists of only one segment, speculative trading of commodity interests, including forward contracts on foreign currencies, commodity options and commodity futures contracts (including futures contracts on U.S. Treasuries and other financial instruments, foreign currencies and stock indices). The Partnership does not engage in sales of goods or services. The Partnership's net income (loss) from operations for the years ended December 31, 1997, 1996, 1995, 1994, and 1993 are set forth under "Item 6. Select Financial Data." Partnership capital as of December 31, 1997 was $6,229,841.

         (c)  Narrative  description  of business.
          See  Paragraphs  (a) and (b) above.
         (i)  through (x) - Not  applicable.
         (xi)  through  (xii) - No applicable.
         (xiii) - The Partnership has no employees.
         (d)  Financial Information  About  Foreign  and Domestic Operations and
Export   Sales.  The Partnership does not engage in  ales of goods  or services, and therefore this item is no applicable.

Item 2. Properties.

       The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by its affiliate, SB.
Item 3. Legal Proceedings.

       There are no pending legal proceedings to which the Partnership is a party or to which any of its assets is subject. No material legal proceedings affecting the Partnership were terminated during the fiscal year 1997. Item 4. Submission of Matters to a Vote of Security Holders.

       There were no matters submitted to the security holders for a vote during the last fiscal year covered by this report.
                                   PART II
Item 5.         Market for Registrant's Common Equity and Related Security
                Holder Matters.
         (a) Market Information. The Partnership has issued no stock. There is no established public trading market for the Units of Limited Partnership Interest.
         (b) Holders. The number of holders of Units of Partnership Interest as of December 31, 1997 was 599.
         (c) Distribution. The Partnership did not declare a distribution in 1997 or 1996.

Item 6. Select Financial Data.
                Net realized and unrealized trading gains (losses), interest income, net income (loss) and increase (decrease) in net asset value per Unit for the years ended December 31, 1997, 1996, 1995, 1994, and 1993 and total assets at December 31, 1997, 1996, 1995, 1994, and 1993 were as follows:



                                   1997          1996         1995            1994          1993
                             ------------   ------------ ------------   -------------   ---------
Net realized and unrealized
trading gains (losses) net
 of brokerage  commissions
 and clearing fees of
 $373,144, $493,435,
 $618,168, $828,783, and
 $1,057,289, respectively     $   895,110   $ 1,411,077   $ 1,706,320    $  (988,663)   $ 2,188,701

Interest income                   213,272       202,098       256,528        238,826        215,048
                              -----------   -----------   -----------    -----------    -----------

                              $ 1,108,382   $ 1,613,175   $ 1,962,848    $  (749,837)   $ 2,403,749
                              ===========   ===========   ===========    ===========    ===========


Net Income (loss)             $   723,608   $ 1,141,619   $ 1,610,495    $(1,128,851)   $ 1,862,704
                              ===========   ===========   ===========    ===========    ===========

Increase (decrease) in net
 asset value per unit         $    311.28   $    423.08   $    416.20    $   (250.84)   $    306.90
                              ===========   ===========   ===========    ===========    ===========

Total assets                  $ 6,503,549   $ 6,709,794   $ 6,537,230    $ 6,586,035    $10,415,370
                              ===========   ===========   ===========    ===========    ===========


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

             (6) The Advisor may, from time to time,  employ trading  strategies such as spreads or straddles on behalf of the Partnership. The term "spread" or "straddle" describes a commodity futures trading strategy involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the contracts.

     The Partnership is party to financial instruments with off- balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specified terms at specified future dates. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. The General

Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. (See also Item 8. "Financial Statements and Supplementary Data.," for further information on financial instrument risk included in the notes to financial statements).

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

             (ii) The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading and by expenses, interest income, redemptions of Units and distributions of profits, if any. Gains or losses on commodity futures trading cannot be predicted. Market moves in commodities are dependent upon fundamental and technical factors which the Partnership's Advisors may or may not be able to identify. Partnership expenses consist of, among other things, commissions, management fees and incentive fees. The level of these expenses is dependent upon the level of trading and the ability of the Advisor to identify and take advantage of price movements in the commodity markets, in addition to the level of Net Assets maintained. The amount of interest income payable by SB is dependent upon interest rates over which the Partnership has no control. No forecast can be made as to the level of redemptions in any given period. In 1997, 264 Units were redeemed for a total of $633,737. In 1996, 502 Units were redeemed for a total of $1,036,793. In 1995, 890 Units were redeemed for a total of $1,705,059 which includes the General Partner's redemption representing 38 Unit equivalents totaling $74,532.

         (c) Results of operations. For the year ended December 31, 1997, the net asset value per Unit increased 13.1%, from $2,384.45 to $2,695.73. For the year ended December 31, 1996, the net asset value per Unit increased 21.6%, from $1,961.37 to $2,384.45. For the year ended December 31, 1995, the net asset value per Unit increased 26.9% from $1,545.17 to $1,961.37.

         The Partnership experienced net trading gains of $1,268,254 before commissions and expenses in 1997. Gains were recognized in the trading of currencies, interest rates, metals and indices.

         The Partnership experienced net trading gains of $1,904,512 before commissions and expenses in 1996. Gains were recognized in the trading of currencies, energy products, interest rates and metals, and were partially offset by losses in indices and agricultural products.

         The Partnership experienced net trading gains of $2,324,488 before commissions and expenses in 1995. Realized trading gains of $2,541,756 were attributable to gains incurred in the trading of interest rates, currencies, stock indices and agricultural commodity futures. However, these realized trading gains were partially offset by realized trading losses experienced in the trading of commodity futures in energy and precious metals.
         Commodity futures markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisor to identify those price trends correctly. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisor is able to identify them, the Partnership expects to increase capital through operations.

Item 8.   Financial Statements and Supplementary Data.




                      SHEARSON SELECT ADVISORS FUTURES FUND
                          INDEX TO FINANCIAL STATEMENTS


                                                                        Page
                                                                       Number


Report of Independent Accountants.                                       F-2

Financial Statements:
Statement of Financial Condition at
December 31, 1997 and 1996.                                              F-3

Statement of Income and Expenses for
the years ended December 31, 1997,
1996 and 1995                                                            F-4

Statement of Partners' Capital for the
years ended December 31, 1997, 1996 and
1995.                                                                    F-5

Notes to Financial Statements.                                       F-6 -  F-11

                               Continued

           Report of Independent Accountants

To the Partners of
   Shearson Select Advisors
   Futures Fund:

We have audited the accompanying statement of financial condition of SHEARSON SELECT ADVISORS FUTURES FUND (a Delaware Limited Partnership) as of December 31, 1997 and 1996, and the related statements of income and expenses and partners' capital for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the management of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shearson Select Advisors Futures Fund as of December 31, 1997 and 1996, and the results of its operations for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.



                                                        Coopers & Lybrand L.L.P.

New York, New York
March 6, 1998

                            Shearson Select Advisors
                                  Futures Fund
                        Statement of Financial Condition
                           December 31, 1997 and 1996


                                            1997                      1996
Assets:
Equity in commodity futures
  trading account:
   Cash and cash equivalents
   (Note 3b)                            $6,178,150                 $6,581,238
   Net unrealized appreciation
    on open futures contracts              306,078                    109,713
                                        ----------                 ----------
                                         6,484,228                  6,690,951
Interest receivable                         19,321                     18,843
                                        ----------                 ----------
                                        $6,503,549                 $6,709,794
                                        ----------                 ----------

Liabilities and Partners' Capital:
Liabilities:
  Accrued expenses:
   Commissions                          $   32,518                 $   44,732
   Management fees                          21,498                     22,103
   Other                                    21,583                     34,022
   Incentive fees                           68,714                    175,680
  Redemptions payable (Note 5)             129,395                    293,287
                                        ----------                 ----------
                                           273,708                    569,824
                                        ----------                 ----------
Partners' capital (Notes 1, 5, and 6):
  General Partner, 34 Unit
   equivalents outstanding in
   1997 and 1996                            91,655                     81,071
  Limited Partners, 2,277 and
   2,541 Units of Limited
   Partnership Interest
   outstanding in
   1997 and 1996, respectively           6,138,186                  6,058,899
                                        ----------                 ----------
                                         6,229,841                  6,139,970
                                        ----------                 ----------
                                        $6,503,549                 $6,709,794
                                        ----------                 ----------



See notes to financial statements.

                            Shearson Select Advisors
                                  Futures Fund
                        Statement of Income and Expenses
                               for the years ended
                        December 31, 1997, 1996 and 1995


                                             1997          1996        1995
Income:
  Net gains on trading
   of commodity interests:
   Realized gains
    on closed positions                $ 1,071,889    $ 2,091,285  $ 2,541,756
   Change in unrealized
    gains/ losses on
    open positions                         196,365       (186,773)    (217,268)
                                       -----------    -----------  -----------
                                         1,268,254      1,904,512    2,324,488
  Less, Brokerage commissions
   and clearing fees ($4,856,
   $6,720 and $7,491,
   respectively) (Note 3b)                (373,144)      (493,435)    (618,168)
                                       -----------    -----------  -----------
  Net realized and
   unrealized gains                        895,110      1,411,077    1,706,320
  Interest income (Note 3b)                213,272        202,098      256,528
                                       -----------    -----------  -----------
                                         1,108,382      1,613,175    1,962,848
Expenses:
  Management fees (Note 3a)                241,865        240,634      258,861
  Incentive fees (Note 3a)                 101,180        175,680       41,244
  Other expenses                            41,729         55,242       52,248
                                       -----------    -----------  -----------
                                           384,774        471,556      352,353
                                       -----------    -----------  -----------
Net income                             $   723,608    $ 1,141,619  $ 1,610,495
                                       -----------    -----------  -----------
Net income per Unit of
 Limited Partnership Interest
  and General Partner Unit
  equivalent (Notes 1 and 6)           $    311.28    $    423.08  $    416.20
                                       -----------    -----------  -----------



See notes to financial statements.

                            Shearson Select Advisors
                                  Futures Fund
                     Statement of Partners' Capital for the
                  years ended December 31, 1997, 1996 and 1995


                                    Limited        General
                                    Partners       Partner         Total
Partners' capital at
   December 31, 1994             $ 6,018,456    $   111,252     $ 6,129,708
Net income                         1,580,528         29,967       1,610,495
Redemption of 852 Units of
   Limited Partnership
   Interest
   and General Partner
   redemption
   representing
   38 Unit equivalents            (1,630,527)       (74,532)     (1,705,059)
                                 -----------    -----------     -----------
Partners' capital at
   December 31, 1995               5,968,457         66,687       6,035,144
Net income                         1,127,235         14,384       1,141,619
Redemption of 502 Units of
 Limited  Partnership Interest    (1,036,793)            --      (1,036,793)
                                 -----------    -----------     -----------
Partners' capital at
   December 31, 1996               6,058,899         81,071       6,139,970
Net income                           713,024         10,584         723,608
Redemption of 264 Units
   of Limited
   Partnership Interest             (633,737)            --        (633,737)
                                 -----------    -----------     -----------
Partners' capital at
   December 31, 1997             $ 6,138,186    $    91,655     $ 6,229,841
                                 -----------    -----------     -----------



See notes to financial statements.

                            Shearson Select Advisors
                                  Futures Fund
                          Notes to Financial Statements

1.  Partnership Organization:

    Shearson Select Advisors Futures Fund (the "Partnership") is a limited partnership which was organized under the laws of the State of Delaware on February 10, 1987. The Partnership is engaged in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership was authorized to sell 50,000 Units of Limited Partnership Interest ("Units") during its public offering.

    Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership and is a wholly owned subsidiary of Smith Barney Inc. ("SB"). SB acts as commodity broker for the Partnership (see Note 3b). On November 28, 1997, Smith Barney Holdings Inc. was merged with Salomon Inc to form Salomon Smith Barney Holdings Inc. ("SSBH"), a wholly owned subsidiary of Travelers Group Inc. SB is a wholly owned subsidiary of SSBH.

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

3.  Agreements:

    a. Management  Agreement  and  Limited  Partnership
       Agreement:

       Under the Limited Partnership Agreement of the Partnership, the General Partner is permitted to delegate its authority to trade the Partnership's assets to one or more trading advisors and to compensate those advisors from the General Partner's own funds. The General Partner receives a monthly management fee of 1/3 of 1% (4% per year) of the month-end Net Assets of the Partnership managed by the Advisor, and an incentive fee payable quarterly equal to 15% of Net Trading Profits of the Partnership.

       At December 31, 1997, the General Partner had a Management Agreement with John W. Henry & Company, Inc. (the "Advisor"). The Management Agreement requires the General Partner to pay the Advisor a management fee payable monthly of 4% per annum of the Net Assets of the Partnership managed by the Advisor and an incentive fee payable quarterly equal to 10% of Net Trading Profits earned on the Net Assets managed by the Advisor. Effective January 1, 1997, Sunrise Capital Management was terminated as an advisor to the Partnership.

    b. Customer Agreement

       The Partnership has entered into a Customer Agreement which was assigned to SB whereby SB provides services which include, among other things, the execution of transactions for the Partnership's account in accordance with orders placed by the Advisor. Effective January 1, 1997, the Partnership pays SB a monthly brokerage fee equal to .5% of month end net assets (6% per year) in lieu of brokerage commissions on a per trade basis. From July 1, 1995 through January 1, 1997, the Partnership paid Smith Barney a monthly brokerage fee equal to .667% of month end net assets (8% per year). The Partnership previously paid SB a monthly brokerage fee equal to .833% of month end net assets (10% per year) prior to July 1, 1995. The Partnership pays for all clearing fees but not floor brokerage. All of the Partnership's cash is deposited in the Partnership's account at SB. The Partnership's cash is deposited by SB in segregated bank accounts as required by Commodity Futures Trading Commission regulations. At December 31, 1997 and 1996, the amount of cash held for margin requirements was $747,392 and $523,907, respectively. SB has agreed to pay the Partnership interest on 70% of the average daily equity in its accounts during each month at the rate of the average noncompetitive yield of 13-week U.S. Treasury Bills as determined at the weekly auctions thereof during the month. The Customer Agreement between the Partnership and SB gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.  Trading Activities:

    The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activity are shown in the statement of income and expenses.

    All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at December 31, 1997 and 1996 was $306,078 and $109,713,
    respectively, and the average fair value during the years then ended, based on monthly calculation, was $331,109 and $547,563, respectively.

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

6.  Net Asset Value Per Unit:

    Changes in the net asset value per Unit during the years ended December 31, 1997, 1996, and 1995 were as follows:


                                 1997             1996              1995
Net realized and
 unrealized gains            $  382.44         $  520.78         $  442.66
Interest income                  86.74             69.77             72.01
Expenses                       (157.90)          (167.47)           (98.47)
                             ---------         ---------         ---------
Increase for year               311.28            423.08            416.20
Net asset value per
 Unit, beginning of year      2,384.45          1,961.37          1,545.17
                             ---------         ---------         ---------
Net asset value per
 Unit, end of year           $2,695.73         $2,384.45         $1,961.37
                             ---------         ---------         ---------


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

    The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

    The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At December 31, 1997, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $27,377,209 and $42,685,981, respectively. All of these instruments mature within one year of December 31, 1997. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At December 31, 1997, the fair value of the Partnership's derivatives, including options thereon, was $306,078, as detailed below.


                                  December 31, 1997
                           -------------------------------------
                             Notional or Contractual
                              Amount of Commitments
                          To Purchase            To Sell           Fair Value
Currencies
-OTC Contracts            $ 6,940,963         $13,511,341         $   (27,629)
Interest Rate
  Non-U.S                  13,830,230          26,125,122              16,152
Interest Rate U.S.          5,864,656                  --              46,500
Metals                        741,360           2,480,550             224,630
Indices                             -             568,968              46,425
                          -----------         -----------         -----------
Totals                    $27,377,209         $42,685,981         $   306,078
                          -----------         -----------         -----------



    At  December  31,  1996,  the  notional  or   contractual   amounts  of  the
    Partnership's   commitment  to  purchase  and  sell  these  instruments  was
    $31,027,760 and $19,166,823, respectively, and the fair value of the Partnership's derivatives, including options thereon, was $109,713 as detailed below.


                             December 31, 1996
                       -------------------------------------
                        Notional or Contractual
                         Amount of Commitments
                       To Purchase           To Sell          Fair Value
Currencies
  -OTC Contracts      $ 8,474,920         $ 6,350,389          $    38,097
Interest Rate U.S.      1,251,469                   -              (12,595)
Interest Rate
  Non-U.S              21,301,371           8,623,530              (11,939)
Metals                          -           3,586,870               74,070
Indices                         -             606,034               22,080
                       -----------         -----------          -----------
Totals                $31,027,760         $19,166,823          $   109,713
                       -----------         -----------          -----------

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

                                     PART III
Item 10.  Directors and Executive Officers of the Registrant.

     The Partnership has no officers or directors and its affairs are managed by its General Partner, Smith Barney Futures Management Inc. Investment decisions are made by John W. Henry & Company, Inc. (The "Advisor"). Effective January 1, 1997, Sunrise Capital Management was terminated as an advisor to the Partnership.

Item 11.  Executive Compensation.
                  The Partnership has no directors or officers. Its affairs are managed by Smith Barney Futures Management Inc., its General Partner, which receives compensation for its services, as set forth under "Item 1. Business." SB, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under "Item 1. Business." For the year ended December 31, 1997, SB earned $373,144 in brokerage commissions and clearing fees. Management fees paid or payable to the General Partner were $241,865 and the General Partner also earned $101,180 in incentive fees in 1997. The Advisor was compensated for management and incentive fees from the General Partner's own funds.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.
          (a). Security ownership of certain beneficial owners. The Partnership knows of no person who beneficially owns more than 5% of the Units outstanding.
          (b). Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The General Partner owns Units of general partnership interest equivalent to 34 Units of Limited Partnership Interest (1.5%) as of December 31, 1997.
          (c).  Changes in control.  None.
Item 13.  Certain Relationships and Related Transactions.
          Smith Barney  Inc.  and  Smith Barney Futures Management Inc. would be considered promoters for purposes of Item 404 (d) of Regulation S-K. The nature and the amounts of compensation each promoter will receive from the Partnership are set forth under "Item 1. Business." and "Item 11. Executive Compensation

                                  PART IV
Item 14.        Exhibits, Financial Statement Schedules, and Reports
                on Form 8-K.
         (a) (1)  Financial Statements:
                  Statement of Financial Condition at December 31,1997 and 1996.
                  Statement   of  Income and   Expenses  for   the  years  ended
                  December  31,  1997,   1996  and  1995.
                  Statement of Partners' Capital for the years end December 31, 1997, 1996 and 1995.

               (2)    Financial Statement Schedules:  Financial Data
                           Schedule for the year ended December 31, 1997.
               (3)         Exhibits:
               3.1 -             Limited    Partnership   Agreement  dated as of
                                 February  10, 1987 and  amended as of  April 6,
                                 1987 (filed  as Exhibit 3.1 to the Registration
                                 Statement No. 33-12241 and incorporated  herein
                                 by reference).
               3.2 -             Certificate  of   Limited  Partnership  of  the
                                 Partnership as  filed in   the  office  of  the
                                 Secretary of State  of the State of Delaware on
                                 February 10, 1987  (filed as Exhibit 3.2 to the
                                 Registration    Statement    No.  33-12241  and
                                 incorporated herein by reference).
               10.1 -            Customer   Agreement   between  Shearson Lehman
                                 Select   Advisors  Futures  Fund L.P. and Smith
                                 Barney Shearson Inc. (previously filed).
               10.1(a)-          Amendment  to  Customer  Agreement  dated as of
                                 September 30, 1988 (previously filed).
               10.4(a)-          Management       Agreement    between    Hayden
                                 Commodities   Corp. and  Dunn Commodities, Inc.
                                 (previously filed).
               10.4(b) -         Management Agreement between Hayden Commodities
                                 Corp. and Investment Timing Services previously filed).

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

               10.4(m)- Management Agreement between Hayden Commodities Corp. and Sunrise Commodities Inc. (previously filed).
               10.5 - Letter extending Management Agreement with Sunrise Commodities Inc. dated as of June 30, 1989 (previously filed).
               10.6 - Letter extending Management Agreement with Charles M. Wilson & Company dated as of June 30, 1989 (previously filed).
               10.7 - Letter extending Management Agreement with PRAGMA, Inc. dated June 30, 1989 (previously filed).
               10.8 -           Letter  extending Management Agreement with John
                                W. Henry & Co., Inc. dated as of June 30, 1989 (previously filed).
               10.9 -           Letter  extending    Management  Agreement with
                                Bacon Investment Corporation dated June 30, 1989 (previously filed).
              10.10 - Assignment by Bacon Investment Corporation to Zack Hampton Bacon, III dated as of September 15, 1989 (previously filed).
              10.11 -           Letter    extending  Management  Agreement  with
                                Sunrise Commodities Inc. dated June 26, 1990 (filed as Exhibit 10.11 to Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference).

             10.12 - Letter extending Management Agreement with PRAGMA, Inc. dated June 26, 1990 (filed as
                                 Exhibit 10.12 to Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference).
             10.13 -             Letter extending Management Agreement with John
                                 W. Henry & Co., Inc. dated June 26, 1990 (filed as Exhibit 10.13 to Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference).
             10.14 - Letter extending Management Agreement with Zack Hampton Bacon, III dated June 25, 1990 (filed as Exhibit 10.14 to Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference).
             10.15 - Letter extending Management Agreement with Sunrise Commodities, Inc. dated July 16, 1991 (filed as Exhibit 10.15 to Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference).
             10.16 - Letter extending Management Agreement with PRAGMA, Inc. dated July 16, 1991 (filed as
                                 Exhibit 10.16 to Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference).
             10.17 -             Letter extending Management Agreement with John
                                 W. Henry & Co., Inc. dated July 16, 1991 (filed as Exhibit 10.17 to Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference).
             10.18 - Letter extending Management Agreement with Zack Hampton Bacon, III dated July 16, 1991 and (filed as Exhibit 10.18 to Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference).
             10.19 - Letter extending Management Agreement with Sunrise Commodities Inc. dated June 30, 1992 (filed as Exhibit 10.19 to Form 10-K for the fiscal year ended December 31, 1992).
             10.20 - Letter extending Management Agreement with PRAGMA, Inc. dated June 30, 1992 ( filed as
                                 Exhibit 10.20 to Form 10-K for the fiscal year ended December 31, 1992).
             10.21 -             Letter extending Management Agreement with John
                                 W. Henry & Co., Inc. dated June 30, 1992 (filed as Exhibit 10.21 to Form 10-K for the fiscal year ended December 31, 1992).
             10.22 - Letter extending Management Agreement with Zack Hampton Bacon, III dated June 30, 1992 (filed as Exhibit 10.22 to Form 10-K for the fiscal year ended December 31, 1992).
             10.23 - Letter terminating Management Agreement with Zack Hampton Bacon, III dated March 31, 1993 (filed as Exhibit 10.23 to Form 10-K for the fiscal year ended December 31, 1993).
             10.24 - Letter terminating Management Agreement with PRAGMA, Inc. dated July 29, 1994 (filed as
                                 Exhibit 10.24 to Form 10-K for the fiscal year ended December 31, 1994).
             10.25 - Management Agreement dated September 1, 1994 the Partnership, the General Partner and Gill Capital Management (filed as Exhibit
                                 10.25 to Form 10-K for the fiscal year ended December 31, 1994).
             10.26 -             Letters  extending  Management  Agreements with
                                 John W. Henry  &   Co.,  Sunrise        Capital
                                 Management, Inc. and Gill Capital Management dated February 16, 1995 (filed as Exhibit 10.26 to Form 10-K for the fiscal year ended December 31, 1994).
             10.27 - Letter terminating Management Agreement with Gill Capital Management dated June 27, 1995 (filed as Exhibit 10.27 to Form 10-K for the fiscal year ended December 31, 1995).
             10.28 -             Letter   terminating Management Agreement with
                                 Sunrise Capital Management dated December 23, 1996 (filed herein).
             10.29 - Letters extending Management Agreement with John W. Henry & Company, Inc. (file herein).


         (b)  Reports on 8-K:   None Filed.

                                     SIGNATURES

          Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 24th day of March 1998.

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



/s/    David J. Vogel                           /s/   Jack H. Lehman III
David J. Vogel,                                       Jack H. Lehman III
Director, Principal Executive                         Chairman and Director
Officer and President



/s/  Michael Schaefer                           /s/   Daniel A. Dantuono
Michael Schaefer                                      Daniel A. Dantuono
Director                                              Treasurer, Chief Financial
                                                      Officer and Director



/s/ Daniel R. McAuliffe, Jr.                   /s/    Steve J. Keltz
Daniel R. McAuliffe, Jr.                              Steve J. Keltz
Director                                              Secretary and Director



/s/   Shelley Ullman
Shelley Ullman
Director