Form 10-Q
period 1998-03-31
SHEARSON LEHMAN SELECT ADVISORS FUTURES FUND L P
filed 1998-05-15
CIK 811078

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended March 31, 1998

Commission File Number 0-16627


               SHEARSON SELECT ADVISORS FUTURES FUND
             (Exact name of registrant as specified in its charter)


       Delaware                                  13-3405705
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)              dentification No.)


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

                                                                Page
                                                               Number


PART I - Financial Information:

         Item 1.Financial Statements:

                Statement of Financial Condition at
                March 31, 1998, and December 31, 1997.            3

                Statement of Income and Expenses and
                Partners' Capital for the three months
                ended March 31, 1998 and 1997.                    4

                Notes to Financial Statements                   5 - 8

        Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of
                Operations                                      9  - 10

PART II - Other Information                                     11 - 12

                                     PART I

                           Item 1. Financial Statement


                      SHEARSON SELECT ADVISORS FUTURES FUND
                        STATEMENT OF FINANCIAL CONDITION



                                                         MARCH 31,  DECEMBER 31,
                                                           1998         1997
                                                       -------------------------
                                                      (Unaudited)

ASSETS:
Equity in commodity futures trading account:
  Cash and cash equivalents                             $5,621,521    $6,178,150

  Net unrealized appreciation
   on open futures contracts                                59,623       306,078

                                                        ----------    ----------

                                                         5,681,144     6,484,228

Interest receivable                                         17,469        19,321

                                                        ----------    ----------

                                                        $5,698,613    $6,503,549

                                                        ==========    ==========





LIABILITIES AND PARTNERS' CAPITAL:


Liabilities:
 Accrued expenses:
  Commissions                                           $   28,493    $   32,518
  Management  fees                                          18,808        21,498
  Other                                                     27,718        21,583
  Incentive fees                                                --        68,714
 Redemptions payable                                       267,674       129,395
                                                        ----------    ----------

                                                           342,693       273,708
                                                        ----------    ----------

Partners' capital :
  General Partner, 34  Unit equivalents
    outstanding  in 1998 and 1997                           82,736        91,655
  Limited Partners 2,167 and 2,277 Units
    of Limited Partnership Interest
    outstanding in 1998 and 1997, respectively           5,273,184     6,138,186
                                                        ----------    ----------

                                                         5,355,920     6,229,841

                                                        ----------    ----------

                                                        $5,698,613    $6,503,549

                                                        ==========    ==========

See Notes to Financial Statements.
                                        3

                      SHEARSON SELECT ADVISORS FUTURES FUND
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                    ----------------------------
                                                         1998             1997
                                                    ----------------------------
Income:
  Net gains (losses) on trading of commodity
   futures:
  Realized gains (losses) on closed positions        $  (255,268)   $   233,910
  Change in unrealized gains/losses on open
   positions                                            (246,455)       (72,527)

                                                     -----------    -----------

                                                        (501,723)       161,383
Less, brokerage commissions and clearing fees
  ($1,551 and $1,041, respectively)                      (89,469)       (96,796)

                                                     -----------    -----------

  Net realized and unrealized gains  (losses)           (591,192)        64,587
  Interest income                                         54,003         54,820

                                                     -----------    -----------

                                                        (537,189)       119,407

                                                     -----------    -----------


Expenses:
  Management fees                                         58,061         63,178
  Other                                                   10,997         13,471
  Incentive fees                                              --            211

                                                     -----------    -----------

                                                          69,058         76,860

                                                     -----------    -----------

  Net income (loss)                                     (606,247)        42,547
  Redemptions                                           (267,674)      (182,474)

                                                     -----------    -----------

  Net decrease  in Partners' capital                    (873,921)      (139,927)

Partners' capital, beginning of period                 6,229,841      6,139,970

                                                     -----------    -----------

Partners' capital, end of period                     $ 5,355,920    $ 6,000,043
                                                     -----------    -----------

Net asset value per Unit
  (2,201 and 2,499 Units outstanding
  at March 31, 1998 and 1997, respectively)          $  2,433.40    $  2,400.98
                                                     -----------    -----------


Net income (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent       $   (262.33)   $     16.53
                                                     -----------    -----------

                      SHEARSON SELECT ADVISORS FUTURES FUND
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998
                                   (Unaudited)

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

         The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at March 31, 1998 and the results of its operations for the three months ended March 31, 1998 and 1997. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997.

         Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                      SHEARSON SELECT ADVISORS FUTURES FUND
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

2.     Net Asset Value Per Unit:

         Changes in net asset value per Unit for the three months ended March 31, 1998 and 1997 were as follows:

                                                THREE-MONTHS ENDED
                                                     MARCH 31,
                                                1998           1997


Net realized and unrealized
 gains (losses)                            $ (255.82)      $   25.08
Interest income                                23.37           21.29
Expenses                                      (29.88)         (29.84)
                                           ----------      ----------

Increase (decrease) for period               (262.33)          16.53

Net Asset Value per Unit,
  beginning of period                       2,695.73        2,384.45
                                           ----------      ---------

Net Asset Value per Unit,
  end of period                            $2,433.40       $2,400.98
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

         All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at March 31, 1998 and 1997 was $59,623 and $37,186, respectively, and the average fair value during the three months then ended, based on monthly calculation, was $101,587 and $233,564, respectively.

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

         The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At March 31, 1998, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $41,675,894 and $41,145,195, respectively, as detailed below. All of these instruments mature within one year of March 31, 1998. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At March 31, 1998, the fair value of the Partnership's derivatives, including options thereon was $59,623 as detailed below.

                                         MARCH 31, 1998
                                    NOTIONAL OR CONTRACTUAL
                                      AMOUNT OF COMMITMENTS
                                    TO PURCHASE        TO SELL       FAIR VALUE

Currencies*                         $ 3,867,370     $ 7,878,896     $    93,060
Interest Rates U.S.                          --      16,032,006         (33,594)
Interest Rates Non-U.S               37,808,524      17,234,293             157
                                    -----------     -----------     -----------

Totals                              $41,675,894     $41,145,195     $    59,623
                                    ===========     ===========     ===========


         At March 31, 1997, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $7,221,987 and $40,577,627, respectively, and the fair value of the Partnership's derivatives, including options thereon was $37,186 as detailed below.

                                          MARCH 31, 1997
                                      NOTIONAL OR CONTRACTUAL
                                      AMOUNT OF COMMITMENTS
                                     TO PURCHASE        TO SELL      FAIR VALUE

Currencies*                         $ 3,556,443     $ 6,688,935     $   (47,236)
Interest Rates U.S.                          --       8,439,881          78,638
Interest Rates Non-U.S                3,046,594      25,448,811          15,234
Metals                                  618,950              --          (9,450)
                                    -----------     -----------     -----------

Totals                              $ 7,221,987     $40,577,627     $    37,186
                                    ===========     ===========     ===========


* The notional or contractual commitment amounts and the net unrealized gain amount listed for the currency sector represent OTC contracts. All other sectors listed represent exchange traded contracts.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

         The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures and forward contracts, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the first quarter of 1998.

         The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

         For the three months ended March 31, 1998, Partnership capital decreased 14.0% from $6,229,841 to $5,355,920. This decrease was attributable to a redemption of 110 Units resulting in an outflow of $267,674 coupled with a net loss from operations of $606,247 for the three months ended March 31, 1998. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

         During the Partnership's first quarter of 1998, the net asset value per Unit decreased 9.7% from $2,695.73 to $2,433.40, as compared to the first quarter of 1997 when the Net Asset Value per Unit increased 0.7%. The Partnership experienced a net trading loss before commissions and expenses in the first quarter of 1998 of $501,723. Losses were recognized in the trading of currencies, U.S. interest rates, metals, and indices and were partially offset by gains in non-U.S. interest rates. The Partnership experienced a net trading gain before commissions and expenses in the first quarter of 1997 of $161,383. Gains were recognized in the trading of currencies, indices, and metals and were partially offset by losses in interest rates.

         Commodity futures markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisor to identify correctly those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership expects to increase capital through operations.

         Interest income on 70% of the Partnership's daily average equity was earned on the monthly average 13-week U.S. Treasury Bill yield. Interest income for the three months ended March 31, 1998 decreased by $817 as compared to the corresponding period in 1997. The decrease in interest income is primarily due to the effect of redemptions on the Partnership's equity maintained in cash offset by an increase in interest rates during the three months ended March 31, 1998 as compared to the corresponding period in 1997.

         Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions for the three months ended March 31, 1998 decreased by $7,327 as compared to the corresponding period in 1997.

         All trading decisions for the Partnership are currently being made by the Advisor. Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three months ended March 31, 1998 decreased by $5,117 as compared to the corresponding period in 1997.

         Incentive fees paid by the Partnership are based on the net trading profits of the Partnership as defined in the Limited Partnership Agreement. No incentive fees were earned for the three months ended March 31, 1998. Trading performance for the three months ended March 31, 1997 resulted in incentive fees of $211.

                      PART II OTHER INFORMATION

Item 1.  Legal Proceedings

     Between May 1994 and the present, Salomon Brothers Inc.("SBI"), SB and The Robinson Humphrey Company, Inc. ("R-H"), all currently subsidiaries of Salomon Smith Barney Holdings Inc. ("SSBHI"), along with a number of other broker-dealers, were named as defendants in approximately 25 federal court lawsuits and two state court lawsuits, principally alleging that companies that make markets in securities traded on NASDAQ violated the federal antitrust laws by conspiring to maintain a minimum spread of $.25 between the bid and asked price for certain securities. The federal lawsuits and one state court case were consolidated for pre-trial purposes in the Southern District of New York in the fall of 1994 under the caption In re NASDAQ Market-Makers Antitrust Litigation, United States District Court, Southern District of New York No. 94-CIV-3996 (RWS); M.D.L. No. 1023. The other state court suit, Lawrence A. Abel v. Merrill Lynch & Co., Inc. et al.; Superior Court of San Diego, Case No. 677313, has been dismissed without prejudice in conjunction with a tolling agreement.

     In  consolidated  action,  the  plaintiffs  purport to represent a class of
     persons who bought one or more of  what they  currently   estimate  to  be
     approximately 1,650 securities on NASDAQ between May 1, 1989 and May 27, 1994. They seek unspecified monetary damages, which would be trebled under the antitrust laws. The plaintiffs also seek injunctive relief, as well as attorney's fees and the costs of the action. (The state cases seek similar relief.) Plaintiffs in the consolidated action filed an amended consolidated complaint that defendants answered in December 1995. On
     November  26,  1996, the Court  certified   a  class  composed  of  retail
     purchasers.  A motion to include institutional investors   in  the   class
     and to add class representatives was granted. In December 1997, SBI, SB and R- H, along with several other broker-dealer defendants, executed a
     settlement   agreement   with   the   plaintiffs.  This agreement has been
     preliminarily approved by the U.S. District Court for the Southern District of New York but is subject to final approval.

     On July 17, 1996, the Antitrust Division of the Department of Justice filed a complaint against a number of firms that act as market makers in NASDAQ stocks. The complaint basically alleged that a common understanding arose among NASDAQ market makers which worked to keep quote spreads in NASDAQ stocks artificially wide. Contemporaneous with the filing of the complaint, SBI, SB and other defendants entered into a stipulated settlement agreement, pursuant to which the
                                 11
     defendants would agree not to engage in certain practices relating to the quoting of NASDAQ securities and would further agree to implement a program to ensure compliance with federal antitrust laws and with the terms of the settlement. In entering into the stipulated settlement, SBI and SB did not admit any liability. There are no fines, penalties, or other payments of monies in connection with the settlement. In April 1997, the U.S. District Court for the Southern District of New York approved the settlement. In May 1997, plaintiffs in the related civil action (who were permitted to intervene for limited purposes) appealed the district court's approval of the settlement. The appeal is pending.
     The Securities and Exchange Commission ("SEC") is also conducting a review of the NASDAQ marketplace, during which it has subpoenaed documents and taken the testimony of various individuals including SBI and SB personnel. In July 1996, the SEC reached a settlement with the National Association of Securities Dealers and issued a report detailing certain conclusions with respect to the NASD and the NASDAQ market.

     In December 1996, a complaint seeking unspecified monetary damages was filed by Orange County, California against numerous brokerage firms, including SB, in the U.S. Bankruptcy Court for the Central District of California. Plaintiff alleged, among other things, that the defendants recommended and sold to plaintiff unsuitable securities. The case (County of Orange et al. v. Bear Sterns & Co. Inc. et al.) Has been stayed by agreement of the parties.

Item 2.    Changes in Securities and Use of Proceeds - None

Item 3.    Defaults Upon Senior Securities - None

Item 4.    Submission of Matters to a Vote of Security Holders - None

Item 5.    Other Information - None

Item 6.    (a) Exhibits - None

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


By:
         David J. Vogel, President

Date:

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   Smith Barney Futures Management Inc.
         (General Partner)


By:
         David J. Vogel, President


Date:



By
         Daniel A. Dantuono
         Chief Financial Officer and
         Director


Date:

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

Date:       5/15/98

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:      Smith Barney Futures Management Inc.
         (General Partner)


By:      /s/ David J. Vogel, President
         David J. Vogel, President

Date:       5/15/98



By:  /s/ Daniel A. Dantuono
         Daniel A. Dantuono
         Chief Financial Officer and Director

Date:       5/15/98