Form 10-Q
period 1998-06-30
SHEARSON LEHMAN SELECT ADVISORS FUTURES FUND L P
filed 1998-08-14
CIK 811078

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                          OF THE SECURITIES EXCHANGE A

For the Quarter ended June 30,1998

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

                                                                     Page
                                                                    Number


PART I - Financial Information:

      Item 1.    Financial Statements:

                 Statement of Financial Condition at
                 June 30, 1998, and December 31, 1997.                 3

                 Statement of Income and Expenses and
                 Partners' Capital for the three and six
                 months ended June 30, 1998 and 1997.                  4

                 Notes to Financial Statements                       5 - 8


      Item 2.    Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations                                          9 - 10

      Item 3.    Quantitative and Qualitative Disclosures
                 of Market Risk                                        11

PART II - Other Information                                         12 - 13

                                     PART I

                           Item 1. Financial Statement


                      SHEARSON SELECT ADVISORS FUTURES FUND
                        STATEMENT OF FINANCIAL CONDITION



                                                         JUNE 30,   DECEMBER 31,
                                                          1998          1997
                                                      -----------    -----------
                                                      (Unaudited)

ASSETS:
Equity in commodity futures trading account:
  Cash and cash equivalents                           $ 5,114,580    $ 6,178,150

  Net unrealized appreciation  (depreciation)
   on open futures contracts                             (275,458)       306,078

                                                      -----------    -----------
                                                        4,839,122      6,484,228

Interest receivable                                        14,868         19,321

                                                      -----------    -----------

                                                      $ 4,853,990    $ 6,503,549

                                                      ===========    ===========






LIABILITIES AND PARTNERS' CAPITAL:


Liabilities:
 Accrued expenses:
  Commissions                                         $    24,270    $    32,518
  Management  fees                                         15,983         21,498
  Other                                                    34,827         21,583
  Incentive fees                                                -         68,714
 Redemptions payable                                      217,124        129,395
                                                      -----------    -----------

                                                          292,204        273,708
                                                      -----------    -----------

Partners' capital :
  General Partner, 34  Unit equivalents
    outstanding  in 1998 and 1997                          73,822         91,655
  Limited Partners 2,067 and 2,277 Units
    of Limited Partnership Interest
    outstanding in 1998 and 1997, respectively          4,487,964      6,138,186
                                                      -----------    -----------

                                                        4,561,786      6,229,841

                                                      -----------    -----------

                                                      $ 4,853,990    $ 6,503,549

                                                      ===========    ===========

See Notes to Financial Statements.

                      SHEARSON SELECT ADVISORS FUTURES FUND
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                 JUNE 30,                     JUNE 30,
                                                        --------------------------------------------------------
                                                            1998           1997          1998           1997
                                                        -----------    -----------    -----------    -----------

Income:
  Net gains (losses) on trading of commodity futures:
  Realized losses on closed positions                   $  (149,583)   $  (588,105)   $  (404,851)   $  (354,194)
  Change in unrealized gains/losses on open
   positions                                               (335,081)       136,501       (581,536)        63,973

                                                        -----------    -----------    -----------    -----------

                                                           (484,664)      (451,604)      (986,387)      (290,221)
Less, brokerage commissions and clearing fees
  ($1,102, $1,018, $2,653 and $2,059, respectively)         (75,952)       (84,484)      (165,421)      (181,280)

                                                        -----------    -----------    -----------    -----------

  Net realized and unrealized losses                       (560,616)      (536,088)    (1,151,808)      (471,501)
  Interest income                                            44,366         52,046         98,369        106,866

                                                        -----------    -----------    -----------    -----------

                                                           (516,250)      (484,042)    (1,053,439)      (364,635)

                                                        -----------    -----------    -----------    -----------


Expenses:
  Management fees                                            49,326         55,089        107,387        118,267
  Other                                                      11,434         10,619         22,431         24,090
  Incentive fees                                                  -              -              -            211

                                                        -----------    -----------    -----------    -----------

                                                             60,760         65,708        129,818        142,568

                                                        -----------    -----------    -----------    -----------

  Net loss                                                 (577,010)      (549,750)    (1,183,257)      (507,203)
  Redemptions                                              (217,124)      (196,289)      (484,798)      (378,763)

                                                        -----------    -----------    -----------    -----------

  Net decrease in Partners' capital                        (794,134)      (746,039)    (1,668,055)      (885,966)

Partners' capital, beginning of period                    5,355,920      6,000,043      6,229,841      6,139,970

                                                        -----------    -----------    -----------    -----------

Partners' capital, end of period                        $ 4,561,786    $ 5,254,004    $ 4,561,786    $ 5,254,004
                                                        ===========    ===========    ===========    ===========

Net asset value per Unit
  (2,101 and 2,409 Units outstanding
  at June 30, 1998 and 1997, respectively)              $  2,171.24    $  2,180.99    $  2,171.24    $  2,180.99
                                                        ===========    ===========    ===========    ===========


Net loss per Unit of Limited Partnership
  Interest and General Partner Unit equivalent          $   (262.16)   $   (219.99)   $   (524.49)   $   (203.46)
                                                        ===========    ===========    ===========    ===========

See Notes to Financial Statements

                    SHEARSON SELECT ADVISORS FUTURES FUND
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1998
                                  (Unaudited)

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

       Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. Smith Barney Inc. ("SB"), an affiliate of the General Partner, acts as commodity broker for the Partnership. All trading decisions are being made for the Partnership by John W. Henry & Company, Inc. (the "Advisor"). On November 28, 1997, Smith Barney Holdings Inc. was merged with Salomon Inc to form Salomon Smith Barney Holdings Inc. ("SSBH"), a wholly owned subsidiary of Travelers Group. SB is a wholly owned subsidiary of SSBH.

      The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at June 30, 1998 and the results of its operations for the three and six months ended June 30, 1998 and 1997. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997.

      Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                    SHEARSON SELECT ADVISORS FUTURES FUND
                         NOTES TO FINANCIAL STATEMENTS
                                  (continued)

2.   Net Asset Value Per Unit:

      Changes in net asset value per Unit for the three and six months ended June 30, 1998 and 1997 were as follows:

                                 THREE-MONTHS ENDED        SIX-MONTHS ENDED
                                     JUNE  30,                 JUNE 30,
                                 1998        1997          1998        1997

Net realized and unrealized
 losses                        $ (254.71)   $ (214.52)   $ (510.53)   $ (189.44)
Interest income                    20.16        20.83        43.53        42.12
Expenses                          (27.61)      (26.30)      (57.49)      (56.14)
                               ---------    ---------    ---------    ---------

Decrease for period              (262.16)     (219.99)     (524.49)     (203.46)

Net Asset Value per Unit,
 beginning of period            2,433.40     2,400.98     2,695.73     2,384.45
                               ---------    ---------    ---------    ---------

Net Asset Value per Unit,
 end of period                 $2,171.24    $2,180.99    $2,171.24    $2,180.99
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

      All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at June 30, 1998 and December 31, 1997 was $(275,458) and $306,078,
respectively, and the average fair value during the six and twelve months then ended, based on monthly calculation, was $42,206 and $331,109, respectively.

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

      The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At June 30, 1998, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $54,625,148 and $58,890,844, respectively, as detailed below. All of these instruments mature within one year of June 30,1998. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At June 30, 1998, the fair value of the Partnership's derivatives, including options thereon was $(275,458) as detailed below.

                                         JUNE 30, 1998
                                     NOTIONAL OR CONTRACTUAL
                                      AMOUNT OF COMMITMENTS            FAIR
                                    TO PURCHASE     TO SELL           VALUE

Currencies*                         $ 7,553,987     $14,032,391     $  (271,631)
Interest Rates U.S.                  25,678,863               -          51,200
Interest Rates Non-U.S               21,392,298      41,761,757          16,902
Metals                                        -       2,271,070         (49,760)
Indices                                       -         825,626         (22,169)
                                    -----------     -----------     -----------

Totals                              $54,625,148     $58,890,844     $  (275,458)
                                    ===========     ===========     ===========


      At December 31, 1997, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $27,377,209 and $42,685,981, respectively, and the fair value of the Partnership's derivatives, including options thereon was $306,078 as detailed below.

                                        DECEMBER 31, 1997
                                       NOTIONAL OR CONTRACTUAL
                                        AMOUNT OF COMMITMENTS           FAIR
                                    TO PURCHASE      TO SELL            VALUE

Currencies*                         $ 6,940,963     $13,511,341     $   (27,629)
Interest Rates U.S.                   5,864,656               -          46,500
Interest Rates Non-U.S               13,830,230      26,125,122          16,152
Metals                                  741,360       2,480,550         224,630
Indices                                       -         568,968          46,425
                                    -----------     -----------     -----------

Totals                              $27,377,209     $42,685,981     $   306,078
                                    ===========     ===========     ===========



* The notional or contractual commitment amounts and the net unrealized gain amount listed for the currency sector represent OTC contracts. All other sectors listed represent exchange traded contracts.

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.

Liquidity and Capital Resources

      The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures and forward contracts, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the second quarter of 1998.

      The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

      For the six months ended June 30, 1998, Partnership capital decreased 26.8% from $6,229,841 to $4,561,786. This decrease was attributable to a redemption of 210 Units resulting in an outflow of $484,798 coupled with a net loss from operations of $1,183,257 for the six months ended June 30, 1998. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Operational Risk

      The General Partner administers the business of the Partnership through various systems and processes maintained by SSBH. SSBH has analyzed the impact of the year 2000 on its systems and processes and modifications for compliance are proceeding according to plan. All modifications necessary for year 2000 compliance are expected to be completed by the first quarter of 1999. In July 1998, SB participated in successful industry-wide testing coordinated by the Securities Industry Association and plans to participate in such tests in the future. The purpose of industry-wide testing is to confirm that exchanges, clearing organizations, and other securities industry participants are prepared for the year 2000. The failure of vendors, clients, or regulators to resolve their own Year 2000 compliance issues in a timely manner could result in material financial risk to the Partnership.

Results of Operations

      During the Partnership's second quarter of 1998, the net asset value per Unit decreased 10.8% from $2,433.40 to $2,171.24, as compared to the second quarter of 1997 when the Net Asset Value per

Unit decreased 9.2%. The Partnership experienced a net trading loss before commissions and expenses in the second quarter of 1998 of $484,664. Losses were recognized in the trading of currencies, U.S. and non U.S. interest rates, metals and indices. The Partnership experienced a net trading loss before commissions and expenses in the second quarter of 1997 of $451,604. Losses were recognized in the trading of currencies and U.S. and non U.S. interest rates and were partially offset by gains recognized in the trading of metals and indices.

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

      Interest income on 70% of the Partnership's daily average equity was earned on the monthly average 13-week U.S. Treasury Bill yield. Interest income for the three and six months ended June 30, 1998 decreased by $7,680 and $8,497, respectively, as compared to the corresponding periods in 1997. The decrease in interest income is primarily due to the effect of redemptions on the Partnership's equity maintained in cash.

      Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions for the three and six months ended June 30, 1998 decreased by $8,532 and $15,859, respectively, as compared to the corresponding periods in 1997.

      All trading decisions for the Partnership are currently being made by the Advisor. Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and six months ended June 30, 1998 decreased by $5,763 and $10,880, respectively, as compared to the corresponding periods in 1997.

       Incentive fees paid by the Partnership are based on the net trading profits of the Partnership as defined in the Limited Partnership Agreement. No incentive fees were earned for the three and six months ended June 30, 1998 or the three months ended June 30, 1997. Trading performance for the six months ended June 30, 1997 resulted in incentive fees of $211.

Item 3.     Quantitative and Qualitative Disclosures of Market Risk

      The  fund  is  subject  to  SEC  Financial   Reporting   Release  No.  48,
Quantitative and Qualitative Disclosures of Market Risk and will comply with the disclosure and reporting requirements in its form 10K as of December 31, 1998.

                           PART II OTHER INFORMATION

Item 1.    Legal Proceedings

    Between May 1994 and the present, Salomon Brothers Inc. ("SBI"), SB and The Robinson Humphrey Company, Inc. ("R-H"), all currently subsidiaries of Salomon Smith Barney Holdings Inc. ("SSBHI"), along with a number of other broker-dealers, were named as defendants in approximately 25 federal court lawsuits and two state court lawsuits, principally alleging that companies that make markets in securities traded on NASDAQ violated the federal antitrust laws by conspiring to maintain a minimum spread of $.25 between the bid and asked price for certain securities. The federal lawsuits and one state court case were consolidated for pre-trial purposes in the Southern District of New York in the fall of 1994 under the caption In re NASDAQ Market-Makers Antitrust Litigation, United States District Court, Southern District of New York No. 94-CIV-3996 (RWS); M.D.L. No. 1023. The other state court suit, Lawrence A. Abel v. Merrill Lynch & Co., Inc. et al.; Superior Court of San Diego, Case No. 677313, has been dismissed without prejudice in conjunction with a tolling agreement.

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

    On July 17, 1996, the Antitrust Division of the Department of Justice filed a complaint against a number of firms that act as market makers in NASDAQ stocks. The complaint basically alleged that a common understanding arose among NASDAQ market makers which worked to keep quote spreads in NASDAQ stocks artificially wide. Contemporaneous with the filing of the complaint, SBI, SB and other defendants entered into a stipulated settlement agreement, pursuant to which the defendants would agree not to engage in certain practices relating to the quoting of NASDAQ securities and would further agree to implement a program to ensure compliance with federal antitrust laws and with the terms of the settlement. In entering into the stipulated settlement, SBI and SB did not admit any liability. There are no fines, penalties, or other payments of monies in connection with the settlement. In April 1997, the U.S. District Court for the Southern District of New York approved the settlement. In May 1997, plaintiffs in the related civil action (who were permitted to intervene for limited purposes) appealed the district court's approval of the settlement. The appeal was argued in March 1998 and was affirmed in August 1998.

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

    In December 1996, a complaint seeking unspecified monetary damages was filed by Orange County, California against numerous brokerage firms, including SB, in the U.S. Bankruptcy Court for the Central District of California. Plaintiff alleged, among other things, that the defendants recommended and sold to plaintiff unsuitable securities. The case (County of Orange et al.
    v. Bear Stearns & Co. Inc. et al.) had been subject to a stay by agreement of the parties which will expire on August 21, 1998.

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

Date:    8/14/98

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   Smith Barney Futures Management Inc.
      (General Partner)


By:   /s/ David J. Vogel, President
      David J. Vogel, President

Date:    8/14/98



By:  /s/ Daniel A. Dantuono
      Daniel A. Dantuono
      Chief Financial Officer and Director

Date:    8/14/98