Form 10-K/A
period 1998-12-31
SHEARSON LEHMAN SELECT ADVISORS FUTURES FUND L P
filed 1999-04-01
CIK 811078

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


                                    Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant toItem 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [X]

As of February 28, 1999 Limited Partnership Units with an aggregate value of $5,249,881 were outstanding and held by non-affiliates.


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE