Form 10-Q
period 1999-03-31
SHEARSON LEHMAN SELECT ADVISORS FUTURES FUND L P
filed 1999-05-14
CIK 811078

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 1999

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

                                                                 Page
                                                                Number

PART I - Financial Information:

   Item 1.         Financial Statements:

                   Statement of Financial Condition
                   at March 31, 1999 (unaudited) and
                   December 31, 1998.                               3

                   Statement of Income and Expenses
                   and Partners'  Capital for the three
                   months ended March 31, 1999 and 1998
                   (unaudited).                                     4

                   Notes to Financial Statements
                   (unaudited)                                    5 - 8

   Item 2.         Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations                                    10 - 12

   Item 3.         Quantitative and Qualitative Disclosures
                   of Market Risk                                13 - 14

PART II - Other Information                                         15

                                     PART I

                           Item 1. Financial Statement


                      SHEARSON SELECT ADVISORS FUTURES FUND
                        STATEMENT OF FINANCIAL CONDITION



                                                         MARCH 31,  DECEMBER 31,
                                                           1999         1998
                                                       ----------    -----------
                                                      (Unaudited)

ASSETS:
Equity in commodity futures trading account:
  Cash and cash equivalents                             $4,993,042    $5,145,243
  Net unrealized appreciation
   on open futures contracts                               140,779       596,728

                                                        ----------    ----------
                                                         5,133,821     5,741,971

Interest receivable                                         13,518        13,750

                                                        ----------    ----------

                                                        $5,147,339    $5,755,721

                                                        ==========    ==========






LIABILITIES AND PARTNERS' CAPITAL:


Liabilities:
 Accrued expenses:
  Commissions                                           $   25,737    $   28,779
  Management  fees                                          16,985        18,998
  Other                                                     26,227        27,567
  Incentive fees                                              --            --
 Redemptions payable                                       218,453       134,712
                                                        ----------    ----------

                                                           287,402       210,056
                                                        ----------    ----------

Partners' capital :
  General Partner, 34  Unit equivalents
    outstanding  in 1999 and 1998                           87,381        95,421
  Limited Partners 1,857 and 1,942 Units
    of Limited Partnership Interest
    outstanding in 1999 and 1998, respectively           4,772,556     5,450,244
                                                        ----------    ----------

                                                         4,859,937     5,545,665

                                                        ----------    ----------

                                                        $5,147,339    $5,755,721

                                                        ==========    ==========

See Notes to Financial Statements.
                                           3

                      SHEARSON SELECT ADVISORS FUTURES FUND
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                     -----------     -----------
                                                          1999           1998

                                                     -----------     -----------
Income:
  Net gains (losses) on trading of commodity
   futures:
  Realized gains (losses) on closed positions         $   94,463    $  (255,268)
  Change in unrealized gains/losses on open
   positions                                            (455,949)      (246,455)

                                                      -----------    -----------

                                                        (361,486)      (501,723)
Less, brokerage commissions including clearing fees
  of $1,397 and $1,551, respectively                     (80,335)       (89,469)

                                                      -----------    -----------

  Net realized and unrealized  losses                   (441,821)      (591,192)
  Interest income                                         38,784         54,003

                                                      -----------    -----------

                                                        (403,037)      (537,189)

                                                      -----------    -----------


Expenses:
  Management fees                                         52,050         58,061
  Other                                                   12,188         10,997

                                                      -----------    -----------

                                                          64,238         69,058

                                                      -----------    -----------

  Net loss                                              (467,275)      (606,247)
  Redemptions                                           (218,453)      (267,674)

                                                      -----------    -----------

  Net decrease  in Partners' capital                    (685,728)      (873,921)

Partners' capital, beginning of period                 5,545,665      6,229,841

                                                      -----------    -----------

Partners' capital, end of period                      $4,859,937    $ 5,355,920
                                                      -----------    -----------

Net asset value per Unit
  (1,891 and 2,201 Units outstanding
  at March 31, 1999 and 1998, respectively)           $ 2,570.04    $  2,433.40
                                                      -----------    -----------


Net loss per Unit of Limited Partnership
  Interest and General Partner Unit equivalent        $  (236.47)   $   (262.33)
                                                      -----------    -----------

See Notes to Financial Statements

                      SHEARSON SELECT ADVISORS FUTURES FUND
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (Unaudited)

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

     Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBH"), which is the sole owner of SSB. SSBH is a wholly owned subsidiary of Citigroup Inc. All trading decisions are being made for the Partnership by John
W. Henry & Company, Inc. (the "Advisor").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at March 31, 1999 and the results of its operations for the three months ended March 31, 1999 and 1998. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year .

                      SHEARSON SELECT ADVISORS FUTURES FUND
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

2.     Net Asset Value Per Unit:

         Changes in net asset value per Unit for the three months ended March 31, 1999 and 1998 were as follows:

                                     THREE-MONTHS ENDED
                                          MARCH 31,
                                  --------      -----------
                                      1999         1998
                                  ---------     ---------

Net realized and unrealized
 losses                         $  (223.60)  $   (255.82)
Interest income                      19.63         23.37
Expenses                            (32.50)       (29.88)
                                  ---------    ---------

Decrease for period                (236.47)      (262.33)

Net Asset Value per Unit,
 beginning of period              2,806.51      2,695.73
                                 ---------     ---------

Net Asset Value per Unit,
 end of period                 $  2,570.04   $  2,433.40
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

         All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, if applicable, at March 31, 1999 and December 31, 1998 was $140,779 and $596,728, respectively, and the average fair value during the three and twelve months then ended, based on monthly calculation, was $250,145 and $352,056, respectively.

4.     Financial Instrument Risk:

         The Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments may include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

          At March 31, 1999, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $19,252,733 and $43,343,748, respectively, as detailed below. All of these instruments mature within one year of March 31, 1999. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At March 31, 1999, the fair value of the Partnership's derivatives, including options thereon, if applicable, was $140,779, as detailed below.

                               MARCH 31, 1999
                           NOTIONAL OR CONTRACTUAL
                             AMOUNT OF COMMITMENTS         FAIR
                            TO PURCHASE     TO SELL       VALUE

Currencies*               $ 2,306,780   $10,301,034   $  41,337
Interest Rates U.S.              --      11,857,561      63,648
Interest Rates Non-U.S     15,560,057    18,666,393     (44,410)
Metals                           --       2,518,760       9,850
Indices                     1,385,896          --        70,354
                          -----------   -----------   ---------

Totals                    $19,252,733   $43,343,748   $ 140,779
                          ===========   ===========   =========

         At December 31, 1998, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $34,798,228 and $36,115,123, respectively, and the fair value of the Partnership's derivatives, including options thereon, if applicable, was $596,728, as detailed below.

                               DECEMBER 31, 1998
                             NOTIONAL OR CONTRACTUAL
                              AMOUNT OF COMMITMENTS       FAIR
                           TO PURCHASE      TO SELL       VALUE

Currencies*               $ 2,891,770   $   921,439   $  28,455
Interest Rates U.S.         5,461,344     6,169,050     (41,469)
Interest Rates Non-U.S     26,445,114    28,562,174     610,002
Metals                           --         462,460        (260)
                          -----------   -----------   ---------

Totals                    $34,798,228   $36,115,123   $ 596,728
                          ===========   ===========   =========



* The notional or contractual commitment amounts and the fair value amounts listed for the currency sector represent OTC contracts. All other sectors listed represent exchange traded contracts.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

         The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the first quarter of 1999.

         The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

         For the three months ended March 31, 1999, Partnership capital decreased 12.4% from $5,545,665 to $4,859,937. This decrease was attributable to the redemption of 85 Units resulting in an outflow of $218,453 coupled with a net loss from operations of $467,275 for the three months ended March 31, 1999. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

         The General Partner administers the business of the Partnership through various systems and processes maintained by SSBH and SSB. In addition, the operation of the Partnership is dependent on the capability of the Partnership's Advisor, the brokers and exchanges through which the Advisor trades, and other third parties to prepare adequately for the Year 2000 impact on their systems and processes. The Partnership itself has no systems or information technology applications relevant to its operations.

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

         The General Partner has requested and received statements from the Advisor that it has undertaken its own evaluation and remediation plans to identify any of its computer systems that are Year 2000 vulnerable. The Advisor has confirmed it is taking immediate actions to remedy those systems as necessary. The General Partner will continue to inquire into and to confirm the Advisor's readiness for Year 2000.

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


Results of Operations

         During the Partnership's first quarter of 1999, the net asset value per Unit decreased 8.4% from $2,806.51 to $2,570.04, as compared to the first quarter of 1998 when the net asset value per Unit decreased 9.7%. The
Partnership experienced a net trading loss before brokerage commissions and related fees in the first quarter of 1999 of $361,486. Losses were primarily attributable to the trading of non-U.S. interest rates and metals and were partially offset by gains in currencies, U.S. interest rates and indices. The Partnership experienced a net trading loss before brokerage commissions and related fees in the first quarter of 1998 of $501,723. Losses were primarily attributable to the trading of currencies, U.S. interest rates, metals and indices and were partially offset by gains in non-U.S. interest rates.

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

         Interest income on 70% of the Partnership's daily average equity was earned on the monthly average 13-week U.S. Treasury Bill yield. Interest income for the three months ended March 31, 1999 decreased by $15,219 as compared to the corresponding period in 1998. The decrease in interest income is primarily due to the effect of redemptions on the Partnership's equity maintained in cash.

         Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three months ended March 31, 1999 decreased by $9,134 as compared to the corresponding period in 1998.

         All trading decisions for the Partnership are currently being made by the Advisor. Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three months ended March 31, 1999 decreased by $6,011 as compared to the corresponding period in 1998.

         Incentive fees paid by the Partnership are based on the net trading profits of the Partnership as defined in the Limited Partnership Agreement. No incentive fees were earned for the three months ended March 31, 1999 and 1998.

Item 3.  Quantitative and Qualitative Disclosures of Market Risk

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

     The following tables indicate the trading Value at Risk associated with the Partnership's open positions by market category at March 31, 1999. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of March 31, 1999, the Partnership's total capitalization was $4,859,937. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 1998.


                       March 31, 1999
                                             % of Total
Market Sector          Value at Risk      Capitalization

Currencies
 - OTC Contracts          $184,140             3.79%
Interest rates U.S.        169,449             3.49%
Interest rates Non-U.S      85,500             1.76%
Metals                      71,200             1.47%
Indices                    157,388             3.23%
                          --------             -----

Total                     $667,677            13.74%
                          ========             =====

                        PART II OTHER INFORMATION

Item 1.  Legal Proceedings

               For information concerning a purported class action against numerous broker-dealers including Salomon Smith Barney, see the description that appears in the sixth paragraph under the caption Item
          3. "Legal Proceedings" on Form 10-K for the year ending December 31, 1998. SSBH has filed a motion to dismiss the amended complaint.

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

Date:       5/14/99

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:      Smith Barney Futures Management Inc.
         (General Partner)


By:      /s/ David J. Vogel, President
         David J. Vogel, President

Date:       5/14/99



By:  /s/ Daniel A. Dantuono
         Daniel A. Dantuono
         Chief Financial Officer and Director

Date:       5/14/99