Form 10-Q
period 1999-06-30
SHEARSON LEHMAN SELECT ADVISORS FUTURES FUND L P
filed 1999-08-12
CIK 811078

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE Act of 1934

For the Quarter ended June 30, 1999
Commission File Number 0-16627


               SHEARSON SELECT ADVISORS FUTURES FUND
             xact name of registrant as specified in its charter)


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

                                                              Page
                                                             Number

PART I - Financial Information:

 Item 1.   Financial Statements:

           Statement of Financial Condition
           at June 30, 1999 (unaudited) and
           December 31, 1998.                                    3

           Statement of Income and Expenses
           and Partners' Capital for the three
           and six months ended June 30, 1999
           and 1998 (unaudited).                                 4

           Notes to Financial Statements
           (unaudited)                                         5 - 9

 Item 2.   Management's Discussion and Analysis
           of Financial Condition and Results of
           Operations                                         10 - 13

 Item 3.   Quantitative and Qualitative Disclosures
           of Market Risk                                    14 - 15

PART II - Other Information                                     16

                                     PART I

                           Item 1. Financial Statement

                      SHEARSON SELECT ADVISORS FUTURES FUND
                        STATEMENT OF FINANCIAL CONDITION



                                                  JUNE 30,    DECEMBER 31,
                                                   1999           1998
                                                ------------------------
                                               (Unaudited)

ASSETS:
Equity in commodity futures trading account:
  Cash                                           $5,053,971   $5,145,243
  Net unrealized appreciation
   on open futures contracts                        525,550      596,728

                                                 ----------   ----------
                                                  5,579,521    5,741,971

Interest receivable                                  14,044       13,750

                                                 ----------   ----------

                                                 $5,593,565   $5,755,721

                                                 ==========   ==========






LIABILITIES AND PARTNERS' CAPITAL:


Liabilities:
 Accrued expenses:
  Commissions                                    $   27,968   $   28,779
  Management  fees                                   18,480       18,998
  Other                                              21,496       27,567
 Redemptions payable                                187,012      134,712
                                                 ----------   ----------

                                                    254,956      210,056
                                                 ----------   ----------

Partners' capital :
  General Partner, 34  Unit equivalents
    outstanding  in 1999 and 1998                    99,350       95,421
  Limited Partners 1,793 and 1,942 Units
    of Limited Partnership Interest
    outstanding in 1999 and 1998, respectively    5,239,259    5,450,244
                                                 ----------   ----------

                                                  5,338,609    5,545,665

                                                 ----------   ----------

                                                 $5,593,565   $5,755,721

                                                 ==========   ==========

See Notes to Financial Statements.
                                                       3

                      SHEARSON SELECT ADVISORS FUTURES FUND
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                  JUNE 30,                      JUNE 30,
                                                       ---------------------------      ------------------------
                                                            1999          1998            1999           1998

                                                       ----------------------------      ------------------------

Income:
  Net gains (losses) on trading of commodity
   futures:
  Realized gains (losses) on closed positions           $   386,387    $  (149,583)   $   480,850    $  (404,851)
  Change in unrealized gains/losses on open
   positions                                                384,771       (335,081)       (71,178)      (581,536)

                                                        -----------    -----------    -----------    -----------

                                                            771,158       (484,664)       409,672       (986,387)
Less, brokerage commissions including clearing fees
  of $1,053, $1,102, $2,450  and $2,653, respectively       (80,460)       (75,952)      (160,795)      (165,421)

                                                        -----------    -----------    -----------    -----------

  Net realized and unrealized  gains (losses)               690,698       (560,616)       248,877     (1,151,808)
  Interest income                                            39,223         44,366         78,007         98,369

                                                        -----------    -----------    -----------    -----------

                                                            729,921       (516,250)       326,884     (1,053,439)

                                                        -----------    -----------    -----------    -----------
Expenses:
  Management fees                                            52,387         49,326        104,437        107,387
  Other                                                      11,850         11,434         24,038         22,431

                                                        -----------    -----------    -----------    -----------

                                                             64,237         60,760        128,475        129,818

                                                        -----------    -----------    -----------    -----------

  Net income (loss)                                         665,684       (577,010)       198,409     (1,183,257)
  Redemptions                                              (187,012)      (217,124)      (405,465)      (484,798)

                                                        -----------    -----------    -----------    -----------

  Net increase (decrease)  in Partners' capital             478,672       (794,134)      (207,056)    (1,668,055)

Partners' capital, beginning of period                    4,859,937      5,355,920      5,545,665      6,229,841

                                                        -----------    -----------    -----------    -----------

Partners' capital, end of period                        $ 5,338,609    $ 4,561,786    $ 5,338,609    $ 4,561,786
                                                        ===========    ===========    ===========    ===========

Net asset value per Unit
  (1,827 and 2,101 Units outstanding
  at June 30, 1999 and 1998, respectively)              $  2,922.06    $  2,171.24    $  2,922.06    $  2,171.24
                                                        ===========    ===========    ===========    ===========


Net gain (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent          $    352.02    $   (262.16)   $    115.55    $   (524.49)
                                                        ===========    ===========    ===========    ===========



See Notes to Financial Statements
                                      4

                      SHEARSON SELECT ADVISORS FUTURES FUND
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)

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

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at June 30, 1999 and the results of its operations for the three and six months ended June 30, 1999 and 1998. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year .

                      SHEARSON SELECT ADVISORS FUTURES FUND
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

2.     Net Asset Value Per Unit:

         Changes in net asset value per Unit for the three and six months ended June 30, 1999 and 1998 were as follows:


                                   THREE-MONTHS ENDED        SIX-MONTHS ENDED
                                        JUNE  30,                JUNE 30,
                                     1999        1998         1999        1998
                                ----------------------     ---------------------

Net realized and unrealized
 gains (losses)             $     365.26 $    (254.71)$     141.66 $    (510.53)
Interest income                    20.74        20.16        40.37        43.53
Expenses                          (33.98)      (27.61)      (66.48)      (57.49)
                                ---------    ---------    ---------    ---------

Increase (decrease) for
 period                           352.02      (262.16)      115.55      (524.49)

Net Asset Value per Unit,
  beginning of period           2,570.04     2,433.40     2,806.51     2,695.73
                               ---------    ---------    ---------    ---------

Net Asset Value per Unit,
  end of period             $   2,922.06 $   2,171.24 $   2,922.06 $   2,171.24
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

         All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, if applicable, at June 30, 1999 and December 31, 1998 was $525,550 and $596,728, respectively, and the average fair value during the three and twelve months then ended, based on monthly calculation, was $348,796 and $352,056, respectively.
                              6

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

          At June 30, 1999, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $1,082,536 and $87,331,581, respectively, as detailed below. All of these instruments mature within one year of June 30, 1999. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At June 30, 1999, the fair value of the Partnership's derivatives, including options thereon, if applicable, was $525,550, as detailed below.

                                  JUNE 30, 1999
                             NOTIONAL OR CONTRACTUAL
                              AMOUNT OF COMMITMENTS        FAIR
                             TO PURCHASE     TO SELL      VALUE

Currencies*               $    81,380   $ 9,791,298   $   108,093
Interest Rates U.S.              --      19,915,292        74,023
Interest Rates Non-U.S           --      55,259,751       231,448
Metals                           --       2,365,240        98,280
Indices                     1,001,156          --          13,706
                          -----------   -----------   -----------

Totals                    $ 1,082,536   $87,331,581   $   525,550
                          ===========   ===========   ===========

         At December 31, 1998, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $34,798,228 and $36,115,123, respectively, and the fair value of the Partnership=s derivatives, including options thereon, if applicable, was $596,728, as detailed below.

                                DECEMBER 31, 1998
                             NOTIONAL OR CONTRACTUAL
                             AMOUNT OF COMMITMENTS         FAIR
                           TO PURCHASE      TO SELL        VALUE

Currencies*               $ 2,891,770   $   921,439   $    28,455
Interest Rates U.S.         5,461,344     6,169,050       (41,469)
Interest Rates Non-U.S     26,445,114    28,562,174       610,002
Metals                           --         462,460          (260)
                          -----------   -----------   -----------

Totals                    $34,798,228   $36,115,123   $   596,728
                          ===========   ===========   ===========

* The notional or contractual commitment amounts and the fair value amounts listed for the currency sector represent OTC contracts. All other sectors listed represent exchange traded contracts.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Liquidity and Capital Resources
         The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the second quarter of 1999.

         The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

         For the six months ended June 30, 1999, Partnership capital decreased 3.7% from $5,545,665 to $5,338,609. This decrease was attributable to the redemption of 149 Units resulting in an outflow of $405,465 which was partially offset by net income from operations of $198,409 for the six months ended June 30, 1999. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

                  The General Partner, SSB, SSBH and their parent organization Citigroup Inc. have undertaken a comprehensive, firm-wide evaluation of both internal and external systems (systems related to third parties) to determine the specific modifications needed to prepare for the year 2000. The combined Year 2000 program in SSB is expected to cost approximately $140 million over the four years from 1996 through 1999, and has involved over 450 people. As of June 30, 1999, SSB has completed all compliance and certification work.

                  The systems and components supporting the General Partner's business that require remediation have been brought into Year 2000 compliance. Final testing and certification was completed as of June 30, 1999.

                  This expenditure and the General Partner's resources dedicated to the preparation for Year 2000 do not and will not have a material impact on the operation or results of the Partnership.

                  The General Partner has received statements from the Advisors that they have completed their Year 2000 remediation program.

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

                  SSB has successfully participated in industry-wide testing including: The Streetwide Beta Testing organized by the Securities Industry Association (SIA), a government securities clearing test with the Federal Reserve Bank of New York, The Depository Trust Company, and The Bank of New York, and Futures Industry Association participants test. The firm also participated in the streetwide testing that was conducted from March through May 1999.

                  It is possible that problems may occur that would require some time to repair. Moreover, it is possible that problems will occur outside SSBH for which SSBH could experience a secondary effect. Consequently, SSBH has prepared comprehensive, written contingency plans so that alternative procedures and a framework for critical decisions are defined before any potential crisis occurs.

                  The goal of year 2000 contingency planning is a set of alternate procedures to be used in the event of a critical system failure by a supplier of counterparty. Planning work was completed in January 1999, and testing of alternative procedures will be completed in the third and fourth quarter of 1999.

Results of Operations

         During the Partnership's second quarter of 1999, the net asset value per Unit increased 13.7% from $2,570.04 to $2,922.06, as compared to the second quarter of 1998 when the net asset value per Unit decreased 10.8%. The Partnership experienced a net trading gain before brokerage commissions and related fees in the second quarter of 1999 of $771,158. Gains were primarily attributable to the trading of U.S. and non-U.S. interest rates, metals, currencies and indices. The Partnership experienced a net trading loss before brokerage commissions and related fees in the second quarter of 1998 of $484,664. Losses were primarily attributable to the trading of currencies, U.S. and non- U.S. interest rates, metals and indices.

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

         Interest income on 70% of the Partnership's daily average equity was earned on the monthly average 13-week U.S. Treasury Bill yield. Interest income for the three and six months ended June 30, 1999 decreased by $5,143 and $20,362, respectively as compared to the corresponding periods in 1998. The decrease in interest income is primarily due to the effect of redemptions on the Partnership's equity maintained in cash.

         Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three months ended June 30, 1999 increased by $4,508 as compared to the corresponding period in 1998. Commissions and fees for the six months ended June 30, 1999 decreased by $4,626 as compared to the corresponding period in 1998.

         All trading decisions for the Partnership are currently being made by the Advisor. Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three months ended June 30, 1999 increased by $3,061 as compared to the corresponding period in 1998. Management fees for the six months ended June 30, 1999 decreased by $2,950 as compared to the corresponding period in 1998.

         Incentive fees paid by the Partnership are based on the net trading profits of the Partnership as defined in the Limited Partnership Agreement. No incentive fees were earned for the three and six months ended June 30, 1999 and 1998.

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

         The following tables indicate the trading Value at Risk associated with the Partnership's open positions by market category at June 30, 1999. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of June 30, 1999, the Partnership's total capitalization was $5,338,609. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 1998.


                           June 30, 1999

                                        % of Total
Market Sector           Value at Risk  Capitalization

Currencies
 - OTC Contracts          $160,804       3.01%
Interest rates U.S.         97,300       1.82%
Interest rates Non-U.S     292,096       5.47%
Metals                      68,800       1.29%
Indices                     72,023       1.35%
                          --------       -----

Total                     $691,023      12.94%
                          ========      =====

                PART II OTHER INFORMATION

Item 1. Legal Proceedings

               For information concerning a purported class action against numerous broker-dealers including Salomon Smith Barney, see the description that appears in the sixth paragraph under the caption Item
          3. "Legal Proceedings" on Form 10-K for the year ending December 31, 1998. SSBH has filed a motion to dismiss the amended complaint

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

Date:       8/13/99

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:      Smith Barney Futures Management Inc.
         (General Partner)


By:      /s/ David J. Vogel, President
         David J. Vogel, President

Date:       8/13/99



By:       /s/ Daniel A. Dantuono
         Daniel A. Dantuono
         Chief Financial Officer and Director

Date:       8/13/99