Form 10-Q
period 1999-09-30
SHEARSON LEHMAN SELECT ADVISORS FUTURES FUND L P
filed 1999-11-15
CIK 811078

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE Act of 1934

For the Quarter ended September 30, 1999

Commission File Number 0-16627


               SHEARSON SELECT ADVISORS FUTURES FUND
       (Exact name of registrant as specified in its charter)


       Delaware                                  13-3405705
   (State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)                 Identification No.)


                     c/o Smith Barney Futures Management LLC
                           390 Greenwich St. - 1st Fl.
                            New York, New York 10013
              (Address and Zip Code of principal executive offices)

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

                                                                       Page
                                                                      Number

PART I - Financial Information:

 Item 1.  Financial Statements:

          Statement of Financial Condition at
          September 30, 1999 and December 31,
          1998 (unaudited).                                             3

          Statement of Income and Expenses and Partners'  Capital
          for the three and nine months ended September 30, 1999
          and 1998 (unaudited).                                         4

          Notes to Financial Statements
          (unaudited)                                                  5 - 9

 Item 2.  Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                                  10 - 13

 Item 3.  Quantitative and Qualitative Disclosures
          of Market Risk                                             14 - 15

PART II - Other Information                                            16

                                     PART I

                           Item 1. Financial Statement


                      SHEARSON SELECT ADVISORS FUTURES FUND
                        STATEMENT OF FINANCIAL CONDITION
                                   (Unaudited)


                                                SEPTEMBER 30,   DECEMBER 31,
                                                   1999            1998
                                               -------------    ------------


ASSETS:
Equity in commodity futures trading account:
  Cash                                           $ 4,778,399    $5,145,243

  Net unrealized appreciation (depreciation)
   on open futures contracts                         (96,741)      596,728

                                                 -----------    ----------
                                                   4,681,658     5,741,971

Interest receivable                                   13,471        13,750

                                                 -----------    ----------

                                                 $ 4,695,129    $5,755,721

                                                 ===========    ==========






LIABILITIES AND PARTNERS' CAPITAL:


Liabilities:
 Accrued expenses:
  Commissions                                    $    23,476    $   28,779
  Management  fees                                    15,462        18,998
  Other                                               33,173        27,567
 Redemptions payable                                 113,868       134,712
                                                 -----------    ----------

                                                     185,979       210,056
                                                 -----------    ----------

Partners' capital :
  General Partner, 34  Unit equivalents
    outstanding  in 1999 and 1998                     86,033        95,421
  Limited Partners 1,748 and 1,942 Units
    of Limited Partnership Interest
    outstanding in 1999 and 1998, respectively     4,423,117     5,450,244
                                                 -----------    ----------

                                                   4,509,150     5,545,665

                                                 -----------    ----------

                                                 $ 4,695,129    $5,755,721

                                                 ===========    ==========

See Notes to Financial Statements.
                                                                       3

                      SHEARSON SELECT ADVISORS FUTURES FUND
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                                              SEPTEMBER 30,                  SEPTEMBER 30,
                                                       --------------------------   ----------------------------
                                                             1999         1998           1999           1998
                                                       --------------------------   -----------------------------

Income:
  Net gains (losses) on trading of commodity
   futures:
  Realized gains (losses) on closed positions           $     1,763    $    14,107    $   482,613    $  (390,744)
  Change in unrealized gains/losses on open positions      (622,291)     1,683,252       (693,469)     1,101,716

                                                        -----------    -----------    -----------    -----------

                                                           (620,528)     1,697,359       (210,856)       710,972
Less, brokerage commissions including clearing fees
  of $1,429, $1,289, $3,592 and $3,942, respectively        (76,227)       (82,045)      (237,022)      (247,466)

                                                        -----------    -----------    -----------    -----------

  Net realized and unrealized gains (losses)               (696,755)     1,615,314       (447,878)       463,506
  Interest income                                            42,354         44,010        120,361        142,379

                                                        -----------    -----------    -----------    -----------

                                                           (654,401)     1,659,324       (327,517)       605,885

                                                        -----------    -----------    -----------    -----------

Expenses:
  Management fees                                            49,513         53,342        153,950        160,729
  Other                                                      11,677         11,092         35,715         33,523
  Incentive fees                                               --           58,423           --           58,423

                                                        -----------    -----------    -----------    -----------
                                                             61,190        122,857        189,665        252,675

                                                        -----------    -----------    -----------    -----------

  Net income (loss)                                        (715,591)     1,536,467       (517,182)       353,210
  Redemptions                                              (113,868)      (223,496)      (519,333)      (708,294)

                                                        -----------    -----------    -----------    -----------

  Net increase (decrease) in Partners' capital             (829,459)     1,312,971     (1,036,515)      (355,084)

Partners' capital, beginning of period                    5,338,609      4,561,786      5,545,665      6,229,841

                                                        -----------    -----------    -----------    -----------

Partners' capital, end of period                        $ 4,509,150    $ 5,874,757    $ 4,509,150    $ 5,874,757
                                                        -----------    -----------    -----------    -----------

Net asset value per Unit
  (1,782 and 2,024 Units outstanding
  at September 30, 1999 and 1998, respectively)         $  2,530.39    $  2,902.55    $  2,530.39    $  2,902.55
                                                        -----------    -----------    -----------    -----------


Net income (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent          $   (391.67)   $    731.31    $   (276.12)   $    206.82
                                                        -----------    -----------    -----------    -----------

See Notes to Financial Statements
                                                4

                      SHEARSON SELECT ADVISORS FUTURES FUND
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)

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

     Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The General Partner changed its form of organization from a corporation to a limited liability company. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBH"), which is the sole owner of SSB. SSBH is a wholly owned subsidiary of Citigroup Inc. All trading decisions are being made for the Partnership by John W. Henry & Company, Inc. (the "Advisor").

         The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at September 30, 1999 and December 31, 1998 (unaudited) and the results of its operations for the three and nine months ended September 30, 1999 and 1998. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998.

         Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

2.     Net Asset Value Per Unit:

     Changes in net asset value per Unit for the three and nine months ended September 30, 1999 and 1998 were as follows:


                                  THREE-MONTHS ENDED        NINE-MONTHS ENDED
                                     SEPTEMBER 30,            SEPTEMBER 30,
                                   1999        1998          1999        1998

Net realized and unrealized
 gains (losses)             $    (381.36)$     768.83 $    (239.70)$     258.30
Interest income                    23.18        20.95        63.55        64.48
Expenses                          (33.49)      (58.47)      (99.97)     (115.96)
                                ---------    ---------    ---------    ---------

Increase (decrease) for
 period                          (391.67)      731.31      (276.12)      206.82

Net Asset Value per Unit,
  beginning of period           2,922.06     2,171.24     2,806.51     2,695.73
                                ---------    ---------    ---------    ---------

Net Asset Value per Unit,
  end of period             $   2,530.39 $   2,902.55 $   2,530.39 $   2,902.55
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

         All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, if applicable, at September 30, 1999 and December 31, 1998 was $(96,741) and $596,728, respectively, and the average fair value during the nine and twelve months then ended, based on monthly calculation, was $278,633 and $352,056, respectively.

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

          At September 30, 1999, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $38,774,767 and $34,640,100, respectively, as detailed below. All of these instruments mature within one year of September 30, 1999. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At September 30, 1999, the fair value of the Partnership's derivatives, including options thereon, if applicable, was $(96,741), as detailed below.

                             SEPTEMBER 30, 1999
                                 (Unaudited)
                             NOTIONAL OR CONTRACTUAL
                             AMOUNT OF COMMITMENTS        FAIR
                          TO PURCHASE     TO SELL         VALUE

Currencies*               $ 8,640,170   $ 1,307,057   $  13,005
Interest Rates U.S.        11,742,275     2,269,406      49,734
Interest Rates Non-U.S     18,392,322    29,618,142     (14,119)
Metals                           --         852,680    (137,320)
Indices                          --         592,815      (8,041)
                          -----------   -----------   ---------

Totals                    $38,774,767   $34,640,100   $ (96,741)
                          ===========   ===========   =========

         At December 31, 1998, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $34,798,228 and $36,115,123, respectively, and the fair value of the Partnership=s derivatives, including options thereon, if applicable, was $596,728, as detailed below.

                             DECEMBER 31, 1998
                               (Unaudited)
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

         The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the third quarter of 1999.

         The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

         For the nine months ended September 30, 1999, Partnership capital decreased 18.7% from $5,545,665 to $4,509,150. This decrease was attributable to the redemption of 194 Units resulting in an outflow of $519,333 coupled with a net loss from operations of $517,182 for the nine months ended September 30,
1999. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

         The General Partner has received statements from the Advisors that they have completed their Year 2000 remediation programs.

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

         SSB has successfully  participated in industry-wide  testing including:
The Streetwide  Beta Testing  organized by the Securities  Industry  Association
(SIA), a government securities clearing test with the Federal Reserve Bank of New York, The Depository Trust Company, and The Bank of New York, and the Futures Industry Association participants test. The firm also participated in the streetwide testing that was conducted from March through May 1999.

         It is possible that problems may occur that would require some time to repair. Moreover, it is possible that problems will occur outside SSBH and the General Partner for which SSBH or the General Partner could experience a secondary effect. Consequently, SSBH and the General Partner have prepared comprehensive, written contingency plans so that alternative procedures and a framework for critical decisions are defined before any potential crisis occurs.

         The goal of year 2000 contingency planning is a set of alternate procedures to be used in the event of a critical system failure by a supplier or counterparty. Planning work was completed in January 1999, and testing of alternative procedures will be completed in the third and fourth quarters of 1999.

Results of Operations

         During the partnership's third quarter of 1999, the net asset value per unit decreased 13.4% from $2,922.06 to $2,530.39 as compared to an increase of 33.7% in the third quarter of 1998. The partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 1999 of $620,528. Losses were primarily attributable to the trading of commodity futures in currencies, U.S. and non-U.S. interest rates, metals and indices. The partnership experienced a net trading gain before commissions and related fees in the third quarter of 1998 of $1,697,359. Gains were primarily attributable to the trading of commodity futures in currencies, U.S. and non-U.S. interest rates, and indices and were partially offset by losses in metals.

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

         Interest income on 70% of the Partnership's daily average equity was earned on the monthly average 13-week U.S. Treasury Bill yield. Interest income for the three and nine months ended September 30, 1999 decreased by $1,656 and $22,018, respectively, as compared to the corresponding periods in 1998. The decrease in interest income is primarily due to the effect of redemptions on the Partnership's equity maintained in cash.

         Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and nine months ended September 30, 1999 decreased by $5,818 and $10,444, respectively, as compared to the corresponding periods in 1998.

         All trading decisions for the Partnership are currently being made by the Advisor. Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and nine months ended September 30, 1999 decreased by $3,829 and $6,779, respectively, as compared to the corresponding periods in 1998.

         Incentive fees paid by the Partnership are based on the net trading profits of the Partnership as defined in the Limited Partnership Agreement. No incentive fees were earned for the three and nine months ended September 30, 1999. Trading performance for the three and nine months ended September 30, 1998 resulted in incentive fees of $58,423.

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

         The following tables indicate the trading Value at Risk associated with the Partnership's open positions by market category at September 30, 1999. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of September 30, 1999, the Partnership's total capitalization was $4,509,150. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 1998.


                       September 30, 1999
                         (Unaudited)
                                        % of Total
Market Sector         Value at Risk   Capitalization

Currencies
 - OTC Contracts          $162,405       3.60%
Interest rates U.S.         65,000       1.44%
Interest rates Non-U.S     231,810       5.14%
Metals                      52,800       1.17%
Indices                     29,628       0.66%
                          --------      -----

Total                     $541,643      12.01%
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


By:      Smith Barney Futures Management LLC
         (General Partner)


By:      /s/ David J. Vogel, President
         David J. Vogel, President

Date:       11/12/99

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:      Smith Barney Futures Management LLC
         (General Partner)


By:      /s/ David J. Vogel, President
         David J. Vogel, President

Date:       11/12/99



By:      /s/ Daniel A. Dantuono
         Daniel A. Dantuono
         Chief Financial Officer and Director

Date:       11/12/99
                              17