Form 10-Q
period 2000-09-30
SHEARSON LEHMAN SELECT ADVISORS FUTURES FUND L P
filed 2000-11-14
CIK 811078

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE Act of 1934

For the Quarter ended September 30, 2000

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

                                                                     Page
                                                                    Number

PART I - Financial Information:

      Item 1.    Financial Statements:

                 Statement of Financial Condition at
                 September 30, 2000 and December 31,
                 1999 (unaudited).                                     3

                 Statement of Income and Expenses
                 and Partners' Capital for the three
                 and nine months ended September 30,
                 2000 and 1999 (unaudited).                            4

                 Notes to Financial Statements
                 (unaudited)                                        5 - 9

      Item 2.    Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations                                        10 - 11

      Item 3.    Quantitative and Qualitative Disclosures
                 of Market Risk                                    12 - 13

PART II - Other Information                                          14

                                     PART I

                           Item 1. Financial Statement


                   SHEARSON SELECT ADVISORS FUTURES FUND L.P.
                        STATEMENT OF FINANCIAL CONDITION
                                   (Unaudited)


                                   September 30,       December 31,
                                       2000                1999
                                   --------------      --------------


ASSETS:

Equity in commodity futures
 trading account:
  Cash                               $ 2,610,888         $ 4,010,166
  Net unrealized depreciation
   on open contracts                    (202,053)             (2,058)

                                   --------------      --------------
                                       2,408,835           4,008,108

Interest receivable                        8,728              12,413

                                    --------------      --------------

                                     $ 2,417,563         $ 4,020,521

                                    ==============      ==============






LIABILITIES AND PARTNERS' CAPITAL:


Liabilities:
 Accrued expenses:
  Commissions                           $ 12,088            $ 20,103
  Management  fees                         7,917              13,209
  Other                                   30,311              37,729
 Redemptions payable                      75,400              93,085
                                   --------------      --------------

                                         125,716             164,126
                                    --------------      --------------

Partners' capital :
  General Partner, 34  Unit
    equivalents outstanding
    in 2000 and 1999                      53,408              75,355
  Limited Partners, 1,425 and
    1,706 Units of Limited
    Partnership Interest
    outstanding in 2000 and
    1999, respectively                 2,238,439           3,781,040
                                   --------------      --------------

                                       2,291,847           3,856,395

                                   --------------      --------------

                                     $ 2,417,563         $ 4,020,521

                                   ==============      ==============

See Notes to Financial Statements.

                      SHEARSON SELECT ADVISORS FUTURES FUND
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                                       THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                       SEPTEMBER 30,
                                                                    ------------------------            ------------------------
                                                                      2000             1999              2000              1999

                                                                   -----------      -----------       -----------       -----------
Income:
Net gains (losses) on trading of commodity
interests:
Realized gains (losses) on closed positions                       $    32,535)      $     1,763       $  (690,051)      $   482,613
Change in unrealized losses on open position                         (171,140)         (622,291)         (199,995)         (693,469)

                                                                  -----------       -----------       -----------       -----------

                                                                     (203,675)         (620,528)         (890,046)         (210,856)
Less, brokerage commissions including clearing fees
of $575, $1,429, $2,229 and $3,592, respectively                      (39,500)          (76,227)         (143,187)         (237,022)

                                                                  -----------       -----------       -----------       -----------

Net realized and unrealized losses                                   (243,175)         (696,755)       (1,033,233)         (447,878)
Interest income                                                        27,305            42,354            92,874           120,361

                                                                  -----------       -----------       -----------       -----------

                                                                     (215,870)         (654,401)         (940,359)         (327,517)

                                                                  -----------       -----------       -----------       -----------

Expenses:
Management fees                                                        24,911            49,513            90,504           153,950
Other                                                                   9,202            11,677            30,969            35,715

                                                                  -----------       -----------       -----------       -----------
                                                                       34,113            61,190           121,473           189,665

                                                                  -----------       -----------       -----------       -----------

Net loss                                                             (249,983)         (715,591)       (1,061,832)         (517,182)
Redemptions                                                           (75,400)         (113,868)         (502,716)         (519,333)

                                                                  -----------       -----------       -----------       -----------

Net decrease in Partners' capital                                    (325,383)         (829,459)       (1,564,548)       (1,036,515)

Partners' capital, beginning of period                              2,617,230         5,338,609         3,856,395         5,545,665

                                                                  -----------       -----------       -----------       -----------

Partners' capital, end of period                                  $ 2,291,847       $ 4,509,150       $ 2,291,847       $ 4,509,150
                                                                  -----------       -----------       -----------       -----------

Net asset value per Unit
(1,459 and 1,782 Units outstanding
at September 30, 2000 and 1999, respectively)                     $  1,570.83       $  2,530.39       $  1,570.83       $  2,530.39
                                                                  -----------       -----------       -----------       -----------


Net loss per Unit of Limited Partnership
Interest and General Partner Unit equivalent                      $   (165.89)      $   (391.67)      $   (645.49)      $   (276.12)
                                                                  -----------       -----------       -----------       -----------

See Notes to Financial Statements
                                                                     4

                  Shearson Select Advisors Futures Fund L.P.
                        Notes to Financial Statements
                              September 30, 2000
                                  (Unaudited)

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

      The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at September 30, 2000 and December 31, 1999 and the results of its operations for the three and nine months ended September 30, 2000 and 1999. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999.

      Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                   Shearson Select Advisors Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2000
                                   (Unaudited)
                                   (Continued)


2.   Net Asset Value Per Unit:

     Changes in net asset value per Unit for the three and nine months ended September 30, 2000 and 1999 were as follows:

                                         THREE-MONTHS ENDED                   NINE-MONTHS ENDED
                                          SEPTEMBER 30,                        SEPTEMBER 30,
                                    ---------------------------         ---------------------------
                                        2000              1999              2000             1999
                                    ------------       -----------      ------------      ---------

Net realized and unrealized
 losses                                $ (161.36)        $ (381.36)        $ (628.00)      $ (239.70)
Interest income                            18.11             23.18             57.10           63.55
Expenses                                  (22.64)           (33.49)           (74.59)         (99.97)
                                        ----------         ---------          --------       ---------


Decrease for period                      (165.89)          (391.67)          (645.49)        (276.12)

Net Asset Value per Unit,
  beginning of period                   1,736.72          2,922.06          2,216.32        2,806.51
                                       ----------        ----------       ----------       ---------

Net Asset Value per Unit,
  end of period                        $1,570.83         $2,530.39         $1,570.83       $2,530.39
                                       ==========        ==========        ==========      =========

                   Shearson Select Advisors Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2000
                                   (Unaudited)
                                   (Continued)


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

      All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the periods ended September 30, 2000 and December 31, 1999, based on a monthly calculation, was $41,330 and $212,790, respectively. The fair value of these commodity interests, including options thereon, if applicable, at September 30, 2000 and December 31, 1999, was $(202,053) and $(2,058), respectively, as detailed below.

                                                   Fair Value
                                           September 30,   December 31,
                                            2000               1999

Currency:
 - OTC                                   $(199,255)          $(59,672)
Interest Rates U.S.                         15,369             47,375
Interest Rates Non-U.S.                    (11,332)            19,287
Metals                                      (6,497)           (22,030)
Indices                                       (338)            12,982
                                           ---------          -------

Total                                    $(202,053)          $ (2,058)
                                         ==========          =========


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

                   Shearson Select Advisors Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2000
                                   (Unaudited)
                                   (Continued)


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

                   Shearson Select Advisors Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2000
                                   (Unaudited)
                                   (Continued)


      The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of September 30, 2000. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

      The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the third quarter of 2000.

      The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

      For the nine months ended September 30, 2000, Partnership capital decreased 40.6% from $3,856,395 to $2,291,847. This decrease was attributable to the redemption of 281 Units resulting in an outflow of $502,716 coupled with a net loss from operations of $1,061,832 for the nine months ended September 30, 2000. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

      During the Partnership's third quarter of 2000, the net asset value per unit decreased 9.6% from $1,736.72 to $1,570.83 as compared to a decrease of 13.4% in the third quarter of 1999. The Partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 2000 of $203,675. Losses were primarily attributable to the trading of commodity contracts in non U.S. interest rates, metals and indices and were partially offset by gains in currencies and U.S. interest rates. The Partnership experienced a net trading loss before commissions and related fees in the third quarter of 1999 of $620,528. Losses were primarily attributable to the trading of commodity contracts in currencies, U.S. and non U.S. interest rates, metals and indices.

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

      Interest income on 70% of the Partnership's daily average equity was earned on the monthly average 13-week U.S. Treasury Bill yield. Interest income for the three and nine months ended September 30, 2000 decreased by $15,049 and $27,487, respectively, as compared to the corresponding periods in 1999. The decrease in interest income is primarily due to the effect of redemptions and losses on the Partnership's equity maintained in cash.

      Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and nine months ended September 30, 2000 decreased by $36,727 and $93,835, respectively, as compared to the corresponding periods in 1999.

      Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and nine months ended September 30, 2000 decreased by $24,602 and $63,446, respectively, as compared to the corresponding periods in 1999.

      Incentive fees paid by the Partnership are based on the net trading profits of the Partnership as defined in the Limited Partnership Agreement.
There were no incentive fees earned for the three and nine months ended September 30, 2000 or 1999.

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

      The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of September 30, 2000. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of September 30, 2000, the Partnership's total capitalization was approximately $2,291,847. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 1999.


                               September 30, 2000
                                   (Unaudited)

                                                                                     Year to Date
                                                    % of Total                High                 Low
Market Sector                      Value at Risk   Capitalization        Value at Risk         Value at Risk
-------------------------------------------------------------------------------------------------------------

Currencies:
 - OTC Contracts                      $138,234            6.03%              $236,832             $27,070
Interest Rates                          19,200            0.84%                51,500              19,200
Interest Rates Non-U.S.                 68,861            3.00%               288,058              40,403
Metals                                  31,350            1.37%                93,250               3,000
Indices                                 38,118            1.66%                79,883               8,082
                                     ---------           ------

Total                                 $295,763           12.90%
                                     =========           ======



                            PART II OTHER INFORMATION

Item 1. Legal Proceedings  -

For information concerning the matter entitled MKP Master Fund, LDC et al. v. Salomon Smith Barney Inc., see the description that appears in the ninth paragraph under the caption "Legal Proceedings" of the Annual Report on Form 10-K of the Partnership for the year ended December 31, 1999. In September 2000, the court denied plaintiffs' motion to dismiss SSB's counterclaims based on indemnification and contribution.

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

Date:    11/14/00

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   Smith Barney Futures Management LLC
      (General Partner)


By:   /s/ David J. Vogel, President
      David J. Vogel, President

Date:    11/14/00



By:  /s/ Daniel A. Dantuono
      Daniel A. Dantuono
      Chief Financial Officer and Director

Date:    11/14/00