Form 10-Q
period 2001-03-31
SHEARSON LEHMAN SELECT ADVISORS FUTURES FUND L P
filed 2001-05-15
CIK 811078

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE Act of 1934

For the Quarter ended March 31, 2001
                      --------------

Commission File Number 0-16627
                       -------


             SHEARSON SELECT ADVISORS FUTURES FUND L.P.
  (Exact name of registrant as specified in its charter)
--------------------------------------------------------------------------------


           Delaware                                      13-3405705
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

                                                                            Page
                                                                          Number

PART I - Financial Information:

         Item 1.   Financial Statements:
                   Statement of Financial Condition at
                   March 31, 2001 and December 31,
                   2000 (unaudited).                                         3

                   Statement of Income and Expenses and Partners' Capital
                   for the three months ended March 31, 2001 and 2000
                   (unaudited).                                              4

                   Notes to Financial Statements
                  (unaudited)                                              5 - 9

         Item 2.   Management's Discussion and Analysis
                      of Financial Condition and Results of
                   Operations                                            10 - 11

         Item 3.   Quantitative and Qualitative Disclosures
                   of Market Risk                                        12 - 13

PART II - Other Information                                                 14

                               PART I

                    Item 1. Financial Statement


                   SHEARSON SELECT ADVISORS FUTURES FUND L.P.
                        STATEMENT OF FINANCIAL CONDITION
                                   (Unaudited)

                                                   March 31,  December 31,
                                                    2001        2000

ASSETS:
Equity in commodity futures trading account:
  Cash                                           $3,707,579   $2,877,784
  Net unrealized appreciation
   on open futures positions                        311,135      631,967

                                                 ----------   ----------
                                                  4,018,714    3,509,751

Interest receivable                                   9,803       10,731
                                                 ----------   ----------
                                                 $4,028,517   $3,520,482
                                                 ==========   ==========


LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:
 Accrued expenses:
  Commissions                                    $   20,143   $   17,602
  Management  fees                                   13,264       11,574
  Other                                              29,204       30,771
 Redemptions payable                                 84,023      101,990
                                                 ----------   ----------
                                                    146,634      161,937
                                                 ----------   ----------

Partners' capital :
  General Partner, 34  Unit equivalents
    outstanding  in 2001 and 2000                    95,227       80,643
  Limited Partners, 1,352 and 1,382 Units
    of Limited Partnership Interest
    outstanding in 2001 and 2000, respectively    3,786,656    3,277,902
                                                 ----------   ----------

                                                  3,881,883    3,358,545
                                                 ----------   ----------
                                                 $4,028,517   $3,520,482
                                                 ==========   ==========




See Notes to Financial Statements.

                   SHEARSON SELECT ADVISORS FUTURES FUND L.P.
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                              THREE MONTHS ENDED
                                                                 MARCH 31,
                                                     ---------------------------
                                                             2001           2000
                                                     ---------------------------
Income:
  Net gains (losses) on trading of commodity
   interests:
  Realized gains (losses) on closed positions         $ 1,001,453    $  (538,249)
  Change in unrealized gains (losses) on open
   positions                                             (320,832)        94,415
                                                      -----------    -----------
                                                          680,621       (443,834)
Less, brokerage commissions including clearing fees
  of $548 and $950, respectively                          (56,744)       (55,774)
                                                      -----------    -----------
  Net realized and unrealized  gains (losses)             623,877       (499,608)
  Interest income                                          28,491         35,464
                                                      -----------    -----------
                                                          652,368       (464,144)
                                                       ----------    -----------
Expenses:
  Management fees                                          36,556         35,235
  Other                                                     8,451         11,942
                                                       ----------    -----------
                                                           45,007         47,177
                                                       ----------    -----------
  Net income (loss)                                       607,361       (511,321)
  Redemptions                                             (84,023)      (234,540)
                                                       ----------    -----------
  Net increase (decrease)  in Partners' capital           523,338       (745,861)
Partners' capital, beginning of period                  3,358,545      3,856,395
                                                       ----------    -----------
Partners' capital, end of period                      $ 3,881,883    $ 3,110,534
                                                       ==========     ==========
Net asset value per Unit
  (1,386 and 1,618 Units outstanding
  at March 31, 2001 and 2000, respectively)           $  2,800.78    $  1,922.46
                                                       ==========     ==========
Net income (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent        $    428.93    $   (293.86)
                                                       ==========     ==========


See Notes to Financial Statements

                   Shearson Select Advisors Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2001
                                   (Unaudited)

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

     Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc. As of March 31, 2001, all trading decisions are made by John W. Henry & Company ("the Advisor").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at March 31, 2001 and December 31, 2000 and the results of its operations for the three months ended March 31, 2001 and 2000. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000.

    Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                   Shearson Select Advisors Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2001
                                   (Unaudited)
                                   (Continued)


2.     Financial Highlights:

     Changes in net asset value per Unit for the three months ended March 31, 2001 and 2000 were as follows:


                                                THREE-MONTHS ENDED
                                                     MARCH 31,
                                       ----------          ------------
                                             2001                  2000
                                       ----------           -----------
Net realized and unrealized
 gains (losses)                         $  440.59             $ (287.13)
Interest income                             20.12                 20.38
Expenses                                   (31.78)               (27.11)
                                       ----------             ---------
Increase (decrease) for  period            428.93               (293.86)

Net Asset Value per Unit,
  beginning of period                    2,371.85              2,216.32
                                       ----------            ----------
Net Asset Value per Unit,
  end of period                         $2,800.78             $1,922.46
                                       ==========            ==========

Total return                                18.1%
                                           ------
Ratio of expenses, including
 brokerage commissions, to average
 net assets  *                               2.2%
                                            -----
Ratio of net income to average
 net assets  *                              12.9%
                                            -----
*  Annualized

                   Shearson Select Advisors Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2001
                                   (Unaudited)
                                   (Continued)

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

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the three and twelve months ended March 31, 2001 and December 31, 2000, respectively, based on a monthly calculation, were $525,411 and $120,583, respectively. The fair value of these commodity interests, including options thereon, if applicable, at March 31, 2001 and December 31, 2000, was $311,135 and $631,967, respectively, as detailed below.

                                                      Fair Value
                                                    --------------------------
                                                         March 31, December 31,
                                                           2001          2000
                                                   ------------- -------------

Currency:
 - OTC Contracts                                          $219,449    $283,667
Interest Rates U.S.                                         20,416     133,125
Interest Rates Non-U.S.                                     27,881     197,476
Metals:
 - Exchange Traded Contracts                                 4,370      (4,950)
 - OTC Contracts                                            10,044     (13,357)
Indices                                                     28,975      36,006
                                                         ---------    ---------
Total                                                     $311,135    $631,967
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

                      Shearson Select Advisors Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2001
                                   (Unaudited)
                                   (Continued)

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

     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized as unrealized appreciation (depreciation) in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has concentration risk because the sole counterparty or broker with respect to the Partnership's assets is SSB.

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

                   Shearson Select Advisors Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2001
                                   (Unaudited)
                                   (Continued)


loss transactions and collateral positions.

     The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of March 31, 2001. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the first quarter of 2001.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

     For the three months ended March 31, 2001, Partnership capital increased 15.6% from $3,358,545 to $3,881,883. This increase was attributable to the net income from operations of $607,361 which was partially offset by the redemption of 30 Units resulting in an outflow of $84,023 for the three months ended March 31, 2001. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations
     During the Partnership's first quarter of 2001, the net asset value per unit increased 18.1% from $2,371.85 to $2,800.78 as compared to a decrease of 13.3% in the first quarter of 2000. The Partnership experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2001 of $680,621. Gains were primarily attributable to the trading of commodity contracts in currencies, U.S. and non-U.S. interest rates, indices and metals. The Partnership experienced a net trading loss before commissions and related fees in the first quarter of 2000 of $443,834. Losses were primarily attributable to the trading of commodity contracts in currencies, non-U.S. interest rates, metals and indices and were partially offset by gains in U.S. interest rates.

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

     Interest income on 70% of the Partnership's daily average equity was earned on the monthly average 13-week U.S. Treasury Bill yield. Interest income for the three months ended March 31, 2001 decreased by $6,973, as compared to the corresponding period in 2000. The decrease in interest income is primarily due to a decrease in interest rates for the three months ended March 31, 2001.

     Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three months ended March 31, 2001 increased by $970, as compared to the corresponding period in 2000.

     Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three months ended March 31, 2001 increased by $1,321, as compared to the corresponding period in 2000.

     Incentive fees paid by the Partnership are based on the net trading profits of the Partnership as defined in the Limited Partnership Agreement. There were no incentive fees earned for the three months ended March 31, 2001 or 2000.

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

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of March 31, 2001. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of March 31, 2001, the Partnership's total capitalization was approximately $3,881,883. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2000.


                                 March 31, 2001
                                   (Unaudited)

                                                                 Year to Date
                                        % of Total            High           Low
Market Sector             Value at Risk   Capitalization   Value at Risk    Value at Risk
------------------------------------------------------------------------------------------

Currencies:
 - OTC Contracts               $188,806       4.86%          $190,899   $ 77,085
Interest Rates                   28,200       0.73%            46,800     26,600
Interest Rates Non-U.S          199,379       5.14%           263,358    199,379
Metals:
 - Exchange Traded Contracts     10,000       0.26%            10,000     10,000
 - OTC Contracts                 19,100       0.49%            20,350      5,250
Indices                          34,694       0.89%            60,483     26,214
                                --------   --------
Total                          $480,179      12.37%
                                ========   ========

                            PART II OTHER INFORMATION

Item 1. Legal Proceedings  -  None

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

SHEARSON  SELECT ADVISORS FUTURES FUND L.P.


By:      Smith Barney Futures Management LLC
         (General Partner)


By:      /s/ David J. Vogel, President
         -------------------------------
         David J. Vogel, President

Date:       5/11/01
         ---------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:      Smith Barney Futures Management LLC
         (General Partner)


By:      /s/ David J. Vogel, President
         -------------------------------
         David J. Vogel, President

Date:       5/11/01
         ---------------



By:  /s/ Daniel R. McAuliffe, Jr.
     -----------------------------------
         Daniel R. McAuliffe, Jr.
         Chief Financial Officer and Director

Date:       5/11/01
         ---------------