Form 10-Q
period 2001-06-30
SHEARSON LEHMAN SELECT ADVISORS FUTURES FUND L P
filed 2001-08-14
CIK 811078

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE Act of 1934

For the Quarter ended June 30, 2001
                      -------------

Commission File Number 0-16627
                       -------


                   SHEARSON SELECT ADVISORS FUTURES FUND L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                  13-3405705
-------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                       Identification No.)


                     c/o Smith Barney Futures Management LLC
                           388 Greenwich St. - 7th Fl.
                            New York, New York 10013
-------------------------------------------------------------------------------
              (Address and Zip Code of principal executive offices)

                                 (212) 723-5424
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


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

                  Statement of Financial Condition at
                  June 30, 2001 and December 31,
                  2000 (unaudited).                                    3

                  Statement of Income and Expenses
                  and Partners' Capital for the three
                  and six months ended June 30, 2001
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

                                     PART I

                           Item 1. Financial Statement


                   SHEARSON SELECT ADVISORS FUTURES FUND L.P.
                        STATEMENT OF FINANCIAL CONDITION
                                   (Unaudited)

                                                        June 30,    December 31,
                                                           2001           2000
                                                       -------------------------
ASSETS:

Equity in commodity futures trading account:
  Cash                                                  $3,393,694    $2,877,784
  Net unrealized appreciation
   on open futures positions                                55,281       631,967

                                                        ----------    ----------

                                                         3,448,975     3,509,751

Interest receivable                                          6,786        10,731
                                                        ----------    ----------


                                                        $3,455,761    $3,520,482
                                                        ==========    ==========



LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:
 Accrued expenses:
  Commissions                                           $   17,279    $   17,602
  Management  fees                                          11,383        11,574
  Other                                                     23,622        30,771
 Redemptions payable                                        63,846       101,990
                                                        ----------    ----------


                                                           116,130       161,937
                                                        ----------    ----------


Partners' capital :
  General Partner, 34  Unit equivalents
    outstanding  in 2001 and 2000                           83,491        80,643
  Limited Partners, 1,326 and 1,382 Units
    of Limited Partnership Interest
    outstanding in 2001 and 2000, respectively           3,256,140     3,277,902
                                                        ----------    ----------


                                                         3,339,631     3,358,545
                                                        ----------    ----------


                                                        $3,455,761    $3,520,482
                                                        ==========    ==========


See Notes to Financial Statements.

                   SHEARSON SELECT ADVISORS FUTURES FUND L.P.
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                              THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                  JUNE 30,                     JUNE 30,
                                                      --------------------------   -----------------------------
                                                           2001           2000         2001             2000
                                                      -----------    -----------   ------------    -------------
Income:
  Net gains (losses) on trading of commodity
   interests:
  Realized gains (losses) on closed positions         $  (147,421)   $  (119,267)   $   854,032    $  (657,516)
  Change in unrealized losses on open
   positions                                             (255,854)      (123,270)      (576,686)       (28,855)

                                                      -----------    -----------    -----------    -----------


                                                         (403,275)      (242,537)       277,346       (686,371)
Less, brokerage commissions including clearing fees
  of $604, $704, $1,152  and $1,654, respectively         (54,513)       (47,913)      (111,257)      (103,687)

                                                      -----------    -----------    -----------    -----------


  Net realized and unrealized  gains (losses)            (457,788)      (290,450)       166,089       (790,058)
  Interest income                                          22,273         30,105         50,764         65,569

                                                      -----------    -----------    -----------    -----------


                                                         (435,515)      (260,345)       216,853       (724,489)

                                                      -----------    -----------    -----------    -----------

Expenses:
  Management fees                                          35,146         30,358         71,702         65,593
  Other expenses                                            7,745          9,825         16,196         21,767

                                                      -----------    -----------    -----------    -----------


                                                           42,891         40,183         87,898         87,360

                                                      -----------    -----------    -----------    -----------


  Net income (loss)                                      (478,406)      (300,528)       128,955       (811,849)
  Redemptions                                             (63,846)      (192,776)      (147,869)      (427,316)

                                                      -----------    -----------    -----------    -----------


  Net decrease  in Partners' capital                     (542,252)      (493,304)       (18,914)    (1,239,165)

Partners' capital, beginning of period                  3,881,883      3,110,534      3,358,545      3,856,395

                                                      -----------    -----------    -----------    -----------


Partners' capital, end of period                      $ 3,339,631      2,617,230    $ 3,339,631      2,617,230
                                                      ===========    ===========    ===========    ===========


Net asset value per Unit
  (1,360 and 1,507 Units outstanding
  at June 30, 2001 and 2000, respectively)            $  2,455.61    $  1,736.72    $  2,455.61    $  1,736.72
                                                      ===========    ===========    ===========    ===========



Net income (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent        $   (345.17)   $   (185.74)   $     83.76    $   (479.60)
                                                      ===========    ===========    ===========    ===========




    See Notes to Financial Statements
                                       4

                   Shearson Select Advisors Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2001
                                   (Unaudited)

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

     Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc. As of June 30, 2001, all trading decisions are made by John W. Henry & Company ("the Advisor").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at June 30, 2001 and December 31, 2000 and the results of its operations for the three and six months ended June 30, 2001 and 2000. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                   Shearson Select Advisors Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2001
                                   (Unaudited)
                                   (Continued)

2.     Financial Highlights:

         Changes in net asset value per Unit for the three and six months ended June 30, 2001 and 2000 were as follows:

                                    THREE-MONTHS ENDED            SIX-MONTHS ENDED
                                         JUNE 30,                      JUNE 30,
                                 -------------------------   -----------------------
                                     2001         2000          2001          2000
                                 ------------  ----------    ------------  ---------
Net realized and unrealized
 gains (losses)               $    (330.29) $    (179.51) $     110.30 $    (466.64)

Interest income                      16.07         18.61         36.19        38.99
Expenses                            (30.95)       (24.84)       (62.73)      (51.95)
                                 ---------     ---------     ---------    ---------


Increase (decrease) for
 periods                           (345.17)      (185.74)        83.76      (479.60)


Net Asset Value per Unit,
  beginning of periods            2,800.78      1,922.46      2,371.85     2,216.32
                                 ---------     ---------     ---------    ---------

Net Asset Value per Unit,
  end of periods              $   2,455.61  $   1,736.72  $   2,455.61 $   1,736.72
                                 =========     =========     =========    =========

Total Return                        (12.3)%                       3.5%

Ratio of expenses, including
 brokerage commissions, to
 average net assets  *               10.9%                       11.4%

Ratio of net income (loss) to
 average net assets          *      (3.3)%                        7.4%

*  Annualized

                   Shearson Select Advisors Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2001
                                   (Unaudited)
                                   (Continued)

3.  Trading Activities:

     The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activity are shown in the statement of income and expenses and partners' capital.

     The  Customer   Agreement   between  the  Partnership  and  SSB  gives  the
Partnership the legal right to net unrealized gains and losses.

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the six and twelve months ended June 30, 2001 and December 31, 2000, respectively, based on a monthly calculation, were $332,985 and $120,583, respectively. The fair value of these commodity interests, including options thereon, if applicable, at June 30, 2001 and December 31, 2000, was $55,281 and $631,967, respectively, as detailed below.

                                     Fair Value
                              --------------------------
                                 June 30,    December 31,
                                   2001          2000
                              ----------    -----------

Currency:
 - OTC Contracts               $  31,047    $ 283,667
Interest Rates U.S.                 --        133,125
Interest Rates Non-U.S            38,302      197,476
Metals:
 - Exchange Traded Contracts     (14,200)      (4,950)
 - OTC Contracts                  12,968      (13,357)
Indices                          (12,836)      36,006
                               ---------    ---------

Total                          $  55,281    $ 631,967
                               =========    =========


4.     Financial Instrument Risk:

     The Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments may include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future

Shearson Select Advisors Futures Fund L.P. Notes to Financial Statements June 30, 2001 (Unaudited) (Continued) commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

                   Shearson Select Advisors Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2001
                                   (Unaudited)
                                   (Continued)

loss transactions and collateral positions.

     The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of June 30, 2001. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the second quarter of 2001.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

     For the six months ended June 30, 2001, Partnership capital decreased 0.6% from $3,358,545 to $3,339,631. This decrease was attributable to the redemption of 56 Units resulting in an outflow of $147,869 which was partially offset by the net income from operations of $128,955 for the six months ended June 30, 2001. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

     During the Partnership's second quarter of 2001, the net asset value per unit decreased 12.3% from $2,800.78 to $2,455.61 as compared to a decrease of 9.7% in the second quarter of 2000. The Partnership experienced a net trading loss before brokerage commissions and related fees in the second quarter of 2001 of $403,275. Losses were primarily attributable to the trading of commodity contracts in currencies, U.S. and non-U.S. interest rates, indices and metals. The Partnership experienced a net trading loss before commissions and related fees in the second quarter of 2000 of $242,537. Losses were primarily attributable to the trading of commodity contracts in U.S. and non-U.S. interest rates, metals and indices and were partially offset by gains in currencies.

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

     Interest income on 70% of the Partnership's daily average equity was earned on the monthly average 13-week U.S. Treasury Bill yield. Interest income for the three and six months ended June 30, 2001 decreased by $7,832 and $14,805, respectively, as compared to the corresponding periods in 2000. The decrease in interest income is primarily due to a decrease in interest rates for the three and six months ended June 30, 2001.

     Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and six months ended June 30, 2001 increased by $6,600 and $7,570, respectively, as compared to the corresponding periods in 2000.

     Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and six months ended June 30, 2001 increased by $4,788 and $6,109, respectively, as compared to the corresponding periods in 2000.

     Incentive fees paid by the Partnership are based on the net trading profits of the Partnership as defined in the Limited Partnership Agreement. There were no incentive fees earned for the three and six months ended June 30, 2001 or 2000.

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

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of June 30, 2001. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of June 30, 2001, the Partnership's total capitalization was approximately $3,339,631. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2000.


                                  June 30, 2001
                                   (Unaudited)

                                                              Year to Date
                                              % of Total     High         Low
Market Sector               Value at Risk  Capitalization     Value at Risk
--------------------------------------------------------------------------------

Currencies:
 - OTC Contracts               $147,589         4.42%       $208,683   $ 77,085
Interest Rates Non-U.S           99,362         2.98%        263,358     38,766
Metals:
 - Exchange Traded Contracts     10,000         0.29%         10,000      1,000
 - OTC Contracts                 19,250         0.58%         21,250      5,250
Indices                          52,074         1.56%         60,483     11,466
                               --------      --------
Total                          $328,275         9.83%
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

Date:       8/13/01
         ---------------

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

Date:       8/13/01
         ---------------



By:  /s/ Daniel R. McAuliffe, Jr.
     -----------------------------------
         Daniel R. McAuliffe, Jr.
         Chief Financial Officer and Director

Date:       8/13/01
         ---------------