Form 10-Q
period 2001-09-30
SHEARSON LEHMAN SELECT ADVISORS FUTURES FUND L P
filed 2001-11-13
CIK 811078

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE Act of 1934

     For the Quarter ended September 30, 2001
                           ------------------

     Commission File Number 0-16627
                            -------


                     SHEARSON SELECT ADVISORS FUTURES FUND L.P.
       -----------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

                 Delaware                               13-3405705
       -----------------------------------------------------------------
         (State or other jurisdiction of            (I.R.S.Employer
          incorporation or organization)           Identification No.)


                     c/o Smith Barney Futures Management LLC
                           388 Greenwich St. - 7th Fl.
                            New York, New York 10013
       -----------------------------------------------------------------
              (Address and Zip Code of principal executive offices)

                                 (212) 723-5424
       -----------------------------------------------------------------
             (Registrant's telephone number, including area code)

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

                 Statement of Financial Condition at
                 September 30, 2001 and December 31,
                 2000 (unaudited).                                        3

                 Statement of Income and Expenses
                 and Partners' Capital for the three
                 and nine months ended September 30,
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

                                     PART I

                           Item 1. Financial Statement


                   SHEARSON SELECT ADVISORS FUTURES FUND L.P.
                        STATEMENT OF FINANCIAL CONDITION
                                   (Unaudited)


                                                September 30,  December 31,
                                                       2001         2000
                                                 -----------   ----------
ASSETS:
Equity in commodity futures trading account:
  Cash                                           $3,526,976   $2,877,784
  Net unrealized appreciation
   on open positions                                112,764      631,967
                                                 ----------   ----------
                                                  3,639,740    3,509,751
Interest receivable                                   6,205       10,731
                                                 ----------   ----------
                                                 $3,645,945   $3,520,482
                                                 ==========   ==========
LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:
 Accrued expenses:
  Commissions                                    $   18,230   $   17,602
  Management  fees                                   12,014       11,574
  Other                                              23,451       30,771
 Redemptions payable                                 55,469      101,990
                                                 ----------   ----------
                                                    109,164      161,937
                                                 ----------   ----------
Partners' capital :
  General Partner, 34  Unit equivalents
    outstanding  in 2001 and 2000                    89,806       80,643
  Limited Partners, 1,305 and 1,382 Units
    of Limited Partnership Interest
    outstanding in 2001 and 2000, respectively    3,446,975    3,277,902
                                                 ----------   ----------
                                                  3,536,781    3,358,545
                                                 ----------   ----------
                                                 $3,645,945   $3,520,482
                                                 ==========   ==========


See Notes to Financial Statements.

                      SHEARSON SELECT ADVISORS FUTURES FUND
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                                           --------------------------   ---------------------------
                                                                 2001            2000          2001            2000
                                                           ----------    ------------   -----------    ------------
Income:
  Net gains (losses) on trading of commodity
   interests:
  Realized gains (losses) on closed positions             $   271,028    $   (32,535)   $ 1,125,060    $  (690,051)
  Change in unrealized gains (losses) on open positions        57,483       (171,140)      (519,203)      (199,995)
                                                          -----------    -----------    -----------    -----------
                                                              328,511       (203,675)       605,857       (890,046)
Less, brokerage commissions including clearing fees
  of $696, $575, $1,848 and $2,229, respectively              (53,502)       (39,500)      (164,759)      (143,187)
                                                          -----------    -----------    -----------    -----------
  Net realized and unrealized gains (losses)                  275,009       (243,175)       441,098     (1,033,233)
  Interest income                                              19,688         27,305         70,452         92,874
                                                          -----------    -----------    -----------    -----------
                                                              294,697       (215,870)       511,550       (940,359)
                                                          -----------    -----------    -----------    -----------

Expenses:
  Management fees                                              34,097         24,911        105,799         90,504
  Other expenses                                                7,981          9,202         24,177         30,969
                                                          -----------    -----------    -----------    -----------
                                                               42,078         34,113        129,976        121,473
                                                          -----------    -----------    -----------    -----------

  Net income (loss)                                           252,619       (249,983)       381,574     (1,061,832)
  Redemptions                                                 (55,469)       (75,400)      (203,338)      (502,716)
                                                          -----------    -----------    -----------    -----------
  Net increase (decrease) in Partners' capital                197,150       (325,383)       178,236     (1,564,548)

Partners' capital, beginning of period                      3,339,631      2,617,230      3,358,545      3,856,395
                                                          -----------    -----------    -----------    -----------
Partners' capital, end of period                          $ 3,536,781    $ 2,291,847    $ 3,536,781    $ 2,291,847
                                                          -----------    -----------    -----------    -----------
Net asset value per Unit
  (1,339 and 1,459 Units outstanding
  at September 30, 2001 and 2000, respectively)           $  2,641.36    $  1,570.83    $  2,641.36    $  1,570.83
                                                          -----------    -----------    -----------    -----------

Net income (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent            $    185.75    $   (165.89)   $    269.51    $   (645.49)
                                                          -----------    -----------    -----------    -----------

See Notes to Financial Statements


                   Shearson Select Advisors Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2001
                                   (Unaudited)

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

     Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc. As of September 30, 2001, all trading decisions are made by John
W. Henry & Company ("the Advisor").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at September 30, 2001 and December 31, 2000 and the results of its operations for the three and nine months ended September 30, 2001 and 2000. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                   Shearson Select Advisors Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2001
                                   (Unaudited)
                                   (Continued)

2. Financial Highlights:

         Changes in net asset value per Unit for the three and nine months ended September 30, 2001 and 2000 were as follows:

                                     THREE-MONTHS ENDED        NINE-MONTHS ENDED
                                       SEPTEMBER 30,               SEPTEMBER 30,
                                  -----------------------     -----------------------
                                       2001          2000          2001          2000
                                  ----------    ---------     ---------    ---------
Net realized and unrealized
 gains (losses)                $     202.20  $    (161.36) $     312.50  $    (628.00)

Interest income                       14.47         18.11         50.66         57.10
Expenses                             (30.92)       (22.64)       (93.65)       (74.59)
                                  ---------     ---------     ---------     ---------
Increase (decrease) for
 periods                             185.75       (165.89)       269.51       (645.49)

Net Asset Value per Unit,
  beginning of periods             2,455.61      1,736.72      2,371.85      2,216.32
                                  ---------     ---------     ---------     ---------
Net Asset Value per Unit,
  end of periods               $   2,641.36  $   1,570.83  $   2,641.36  $   1,570.83
                                  =========     =========     =========     =========

Total Return                           7.6%                       11.4%

Ratio of expenses, including
 brokerage commissions, to
 average net assets *                 11.3%                       11.3%

Ratio of net income to
 average net assets *                 29.7%                       14.7%

*  Annualized


                   Shearson Select Advisors Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2001
                                   (Unaudited)
                                   (Continued)

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

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the nine and twelve months ended September 30, 2001 and December 31, 2000, respectively, based on a monthly calculation, were $267,704 and $120,583, respectively. The fair value of these commodity interests, including options thereon, if applicable, at September 30, 2001 and December 31, 2000, was $112,764 and $631,967, respectively, as detailed below.

                                      Fair Value
                             ------------------------------
                               September 30, December 31,
                                    2001       2000
                             ------------------------------
Currency:
 - Exchange Traded Contracts   $   1,100    $    --
 - OTC Contracts                 (63,608)     283,667
Interest Rates U.S.               63,628      133,125
Interest Rates Non-U.S            17,406      197,476
Metals:
 - Exchange Traded Contracts      12,440       (4,950)
 - OTC Contracts                  31,548      (13,357)
Indices                           50,250       36,006
                                ---------    --------
Total                          $ 112,764    $ 631,967
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

                   Shearson Select Advisors Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2001
                                   (Unaudited)
                                   (Continued)

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

                   Shearson Select Advisors Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2001
                                   (Unaudited)
                                   (Continued)


futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

     The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of September 30, 2001. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the third quarter of 2001.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

     For the nine months ended September 30, 2001, Partnership capital increased 5.3% from $3,358,545 to $3,536,781. This increase was attributable to net income from operations of $381,574 which was partially offset by the redemption of 77 units resulting in an outflow of $203,338 for the nine months ended September 30, 2001. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

     During the Partnership's third quarter of 2001, the net asset value per unit increased 7.6% from $2,455.61 to $2,641.36 as compared to a decrease of 9.6% in the third quarter of 2000. The Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 2001 of $328,511. Gains were primarily attributable to the trading of commodity contracts in U.S. interest rates, metals and indices and were partially offset by losses in currencies and non-U.S. interest rates. The Partnership experienced a net trading loss before commissions and related fees in the third quarter of 2000 of $203,675. Losses were primarily attributable to the trading of commodity contracts in non-U.S. interest rates, metals and indices and were partially offset by gains in currencies and U.S. interest rates.

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

     Interest income on 70% of the Partnership's daily average equity was earned on the monthly average 13-week U.S. Treasury Bill yield. Interest income for the three and nine months ended September 30, 2001 decreased by $7,617 and $22,422, respectively, as compared to the corresponding periods in 2000. The decrease in interest income is primarily due to a decrease in interest rates for the three and nine months ended September 30, 2001.

     Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and nine months ended September 30, 2001 increased by $14,002 and $21,572, respectively, as compared to the corresponding periods in 2000.

     Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and nine months ended September 30, 2001 increased by $9,186 and $15,295, respectively, as compared to the corresponding periods in 2000.

     Incentive fees paid by the Partnership are based on the net trading profits of the Partnership as defined in the Limited Partnership Agreement. There were no incentive fees earned for the three and nine months ended September 30, 2001 or 2000.

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

     Market movements result in frequent changes in the fair value of the Partnership's open positions and, consequently, in its earnings and cash flow. The Partnership's market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the value of financial instruments and contracts, the diversification effects among the Partnership's open positions and the liquidity of the markets in which it trades.

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

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of September 30, 2001. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of September 30, 2001, the Partnership's total capitalization was approximately $3,536,781. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2000.


                               September 30, 2001
                                   (Unaudited)


                                                                  Year to Date
                                            % of Total        High              Low
Market Sector              Value at Risk  Capitalization    Value at Risk   Value at Risk
-----------------------------------------------------------------------------------------
Currencies:
- Exchange Traded Contracts     $ 11,050       0.31%           $ 11,050       $ 11,050
- OTC Contracts                  117,315       3.32%            208,683         77,085
Interest rates U.S.               41,400       1.17%             54,550         26,600
Interest Rates Non-U.S.          107,831       3.05%            263,358         38,766
Metals:
 - Exchange Traded Contracts       9,000       0.25%             35,000          1,000
 - OTC Contracts                  22,850       0.65%             22,850          5,250
Indices                           57,502       1.63%             60,483         11,466
                               ---------      ------
Total                           $366,948      10.38%
                               =========      ======


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

Date:       11/8/01
         ---------------

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

Date:       11/8/01
         ---------------



By:  /s/ Daniel R. McAuliffe, Jr.
     -----------------------------------
         Daniel R. McAuliffe, Jr.
         Chief Financial Officer and Director

Date:       11/8/01
         ---------------