Form 10-K
period 2001-12-31
SHEARSON LEHMAN SELECT ADVISORS FUTURES FUND L P
filed 2002-03-27
CIK 811078

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2001

 Commission File Number 0-16627
                        -------

                   SHEARSON SELECT ADVISORS FUTURES FUND L.P.
  ---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                             13-3405705
---------------------------------------------------------------------------
State   or  other jurisdiction of               (I.R.S.Employer
incorporation or organization)                 Identification No.)

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


                                    Yes X       No
                                      --        -

Indicate by check mark if disclosure of delinquent filers pursuant toItem 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [X]

As of February 28, 2002, Limited Partnership Units with an aggregate value of $2,859,525 were outstanding and held by non-affiliates.


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                                     PART 1
Item 1. Business.
        ---------

     (a) General development of business. Shearson Select Advisors Futures Fund L.P. (the "Partnership") is a limited partnership organized on February 10, 1987 under the partnership laws of the State of Delaware. The Partnership engages in speculative trading of commodity interests, including forward contracts on foreign currencies, commodity options and commodity futures contracts including futures contracts on United States Treasuries and certain other financial instruments and foreign currencies. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership commenced trading on July 1, 1987. Redemptions for the years ended December 31, 2001, 2000 and 1999 are reported in the Statement of Partners' Capital on page F-6 under "Item 8. Financial Statements and Supplementary Data."
     The Partnership will be liquidated upon the first to occur of the following: December 31, 2007; a decline in net asset value per Unit on any business day after trading to less than $350; a decline in net assets after trading commences to less than $1,000,000; or under certain other circumstances as defined in the Limited Partnership Agreement.
     Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc.

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

     (b)  Financial  information  about  industry  segments.  The  Partnership's business consists of only one segment, speculative trading of commodity interests, including forward contracts on foreign currencies, commodity options and commodity futures contracts (including futures contracts on U.S. Treasuries and other financial instruments, foreign currencies and stock indices). The Partnership does not engage in sales of goods or services. The Partnership's net income (loss) from operations for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 are set forth under "Item 6. Selected Financial Data." Partnership capital as of December 31, 2001 was $3,175,711.
     (c) Narrative description of business.
         See Paragraphs (a) and (b) above.
         (i) through (x) - Not applicable.
         (xi) through (xii) - Not applicable.
         (xiii) - The Partnership has no employees.
     (d) Financial Information About Geographic Areas. The Partnership does not engage in sales of goods or services or own any long lived assets, and therefore this item is not applicable.
Item 2. Properties.
        ----------
     The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by its affiliate, SSB.

Item 3.  Legal Proceedings.
         -----------------
     This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which Salomon Smith Barney Holdings Inc. ("SSBH") or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.
     Salomon Smith Barney Inc. ("SSB") is a New York corporation with its principal place of business at 388 Greenwich St., New York, New York 10013. SSB is registered as a broker-dealer and futures commission merchant ("FCM"), and provides futures brokerage and clearing services for institutional and retail participants in the futures markets. SSB and its affiliates also provide investment banking and other financial services for clients worldwide.
     There have been no administrative, civil or criminal actions pending, on appeal or concluded against SSB or any of its individual principals within the past five years that management believes may have a material impact on SSB's ability to act as an FCM. In the ordinary course of its business, SSB is a party to various claims and regulatory inquiries. Proceedings deemed to be material for purposes of Commodity Futures Trading Commission ("CFTC") disclosure requirements are:
     In September 1992, Harris Trust and Savings Bank (as trustee for Ameritech Pension Trust ("APT"), Ameritech Corporation, and an officer of Ameritech filed suit against Salomon Brothers Inc. ("SBI") and Salomon Brothers Realty

Corporation ("SBRC") in the U.S. District Court for the Northern District of Illinois (Harris Trust Savings Bank, not individually but solely as trustee for the Ameritech Pension Trust, Ameritech Corporation and John A. Edwardson v. Salomon Brothers Inc and Salomon Brothers Realty Corp.). The second amended complaint alleges that three purchases by APT from defendants of participation interests in net cash flow or resale proceeds of three portfolios of motels owned by Motels of America, Inc. ("MOA"), as well as a fourth purchase by APT of a similar participation interest in a portfolio of motels owned by Best Inns, Inc. ("Best"), violated the Employee Retirement Income Security Act ("ERISA"), and that APT's purchase of the participation interests in the third MOA portfolio and in the Best portfolio violated the Racketeer Influenced and Corrupt Organization Act ("RICO") and the Illinois Consumer Fraud and Deceptive Practices Act ("Consumer Fraud Act"), and constituted fraud, negligent misrepresentation, breach of contract and unjust enrichment. SBI had acquired the participation interests when it purchased principal mortgage notes issued by MOA and Best to finance purchases of motel portfolios; 95% of three of those interests and 100% of the fourth were sold to APT for a total of approximately $20.9 million. Plaintiffs' second amended complaint seeks judgment (a) on the ERISA claims for the approximately $20.9 million purchase price, for rescission and for disgorgement of profits, as well as other relief, and (b) on the RICO and state law claims in the amount of $12.3 million, with damages trebled to $37 million on the RICO claims and punitive damages in excess of $37 million on certain of the state law claims as well as other relief. Following motions by defendants, the court dismissed the RICO, Consumer Fraud Act, fraud, negligent misrepresentation, breach of contract, and unjust enrichment claims. The court also found that defendants were not ERISA fiduciaries and dismissed two of the three claims based on that allegation. Defendants moved for summary judgment on plaintiffs' only remaining claim, which alleged an ERISA violation. The motion was denied, and defendants appealed to the U.S. Court of Appeals for the Seventh Circuit. In July 1999, the U. S. Court of Appeals for the Seventh Circuit reversed the denial of defendants' motion for summary judgment and dismissed the sole remaining ERISA claim against the Company. Plaintiffs filed a petition for certiorari with the U. S. Supreme Court seeking review of the decision of the Court of Appeals, which was granted in January 2000. After hearing oral argument, on June 12, 2000, the U.S. Supreme Court reversed the U.S. Court of Appeals for the Seventh Circuit's judgment, which had overturned the denial of defendants' motion for summary judgment and dismissed the sole remaining ERISA claim against the Company, and remanded the matter to the circuit court for further proceedings. Subsequently, the circuit court remanded the matter to the U.S. District Court for the Northern District of Illinois for further proceedings.
     Both the Department of Labor and the Internal Revenue Service ("IRS") have advised SBI that they were or are reviewing the underlying transactions. With respect to the IRS, SSBH, SBI and SBRC have consented to extensions of time for the assessment of excise taxes that may be claimed with respect to the transactions for the years 1987, 1988 and 1989. In August 1996, the IRS sent

SSBH, SBI and SBRC what appeared to be draft "30-day letters" with respect to the transactions and SSBH, SBI and SBRC were given an opportunity to comment on whether the IRS should issue 30-day letters, which would actually commence the assessment process. In October 1996, SSBH, SBI and SBRC submitted a memorandum setting forth reasons why the IRS should not issue such 30-day letters. Since that time, the IRS has not issued such 30-day letters to SSBH, SBI or SBRC.
     In December 1996, a complaint seeking unspecified monetary damages was filed by Orange County, California against numerous brokerage firms, including SSB, in the U.S. Bankruptcy Court for the Central District of California. (County of Orange et al v. Bear Stearns & Co. Inc. et al.) The complaint alleged, among other things, that the brokerage firms recommended and sold unsuitable securities to Orange Count. SSB and the remaining brokerage firms settled with Orange County in mid 1999.
     In June 1998, complaints were filed in the U.S. district Court for the Eastern District of Louisiana in two actions (Board of Liquidations, City Debt of the City of New Orleans v. Smith Barney Inc, et ano. and The City of New Orleans v. Smith Barney Inc. et ano.), in which the City of New Orleans seeks a determination that Smith Barney Inc. and another underwriter will be responsible for any damages that the City may incur in the event the IRS denies tax exempt status to the City's General Obligation Refunding Bonds Series 1991. The complaints were subsequently amended. SSB has asked the court to dismiss the amended complaints. The Court denied the motion but stayed the case.

Subsequently, the city withdrew the lawsuit.
     In November 1998, a class action complaint was filed in the United States District Court for the Middle District of Florida (Dwight Brock as Clerk for Collier County v. Merrill Lynch, et al.). The Complaint alleged that, pursuant to a nationwide conspiracy, 17 broker-dealer defendants, including SSB, Charged excessive mark-ups in connection with advanced refunding transactions. Among other relief, plaintiffs sought compensatory and punitive damages, restitution and/or rescission of the transactions and disgorgement of alleged excessive profits. In October 1999, the plaintiff filed a second amended complaint. SSB has asked the court to dismiss the amended complaint. In November 1999, SSB moved to dismiss the amended complaint. In May 2001, the parties reached, and the court preliminarily approved, a tentative settlement. In September 2001, the court approved the settlement.
     In connection with the Louisiana and Florida matters, the IRS and SEC have been conducting an industry-wide investigation into the pricing of Treasury securities in advanced refunding transactions, In April 2000 SSB and several other broker-dealers entered into a settlement with the IRS and the SEC.
     In December 1998, SSB was one of twenty-eight market making firms that reached a settlement with the SEC in the matter titled In the Matter of Certain Market Making Activities on NASDAQ. As part of the settlement of that matter, SSB, without admitting or denying the factual allegation, agreed to an order that required that it: (i) cease and desist from committing or causing any violations of Sections 15(c)(1) and (2) of the Securities Exchange Act of 1934 and Rules 15cl -2, 15c2-7 and 17a-3 thereunder, (ii) pay penalties totaling approximately $760,000, and (iii) submit certain policies and procedures to an independent consultant for review.
     In March 1999, a complaint seeking in excess of $250 million was filed by a hedge fund and its investment advisor against SSB in the Supreme Court of the State of New York, County of New York (MKP Master Fund, LDC et al. v. Salomon Smith Barney Inc.). Plaintiffs allege that while acting as their prime broker SSB breached its contracts with plaintiffs, converted plaintiffs' monies and engaged in tortious conduct, including breaching its fiduciary duties. In October 1999, the court dismissed plaintiffs' tort claims, including the breach of fiduciary duty claims, but allowed the breach of contract and conversion claims to stand. In December 1999, SSB filed an answer and asserted counterclaims against the investment advisor. In response to plaintiffs' motion to strike the counterclaims, in January 2000, SSB amended its counterclaims against the investment advisor to seek indemnification and contribution. Plaintiffs moved to strike SSB's amended counterclaims in February 2000. In September 2000, the court denied plaintiffs' motion to dismiss SSB's counterclaims based on indemnification and contribution. Discovery is ongoing.
     SSBH and various subsidiaries have also been named as defendants in various matters incident to and typical of the businesses in which they are engaged. These include numerous civil actions, arbitration proceedings and other matters in which SSBH's broker-dealer subsidiaries have been named, arising in the normal course of business out of activities as a broker and dealer in securities,  as an  underwriter  of  securities,  as  an  investment  banker  or otherwise. In the opinion of SSBH's management, none of these actions is expected to have a material adverse effect on the results of operations, consolidated financial condition or liquidity of SSBH and its subsidiaries.
Item 4. Submission of Matters to a Vote of Security Holders.
        ---------------------------------------------------
     There were no matters submitted to the security holders for a vote during the last fiscal year covered by this report.
                                     PART II
     Item 5. Market for  Registrant's  Common Equity and Related Security Holder
            Matters.

     (a) Market Information. The Partnership has issued no stock. There is no established public trading market for the Units of Limited Partnership Interest.

     (b) Holders. The number of holders of Units of Partnership Interest as of December 31, 2001 was 348.

     (c) Distribution. The Partnership did not declare a distribution in 2001 or 2000.

     (d) Use of Proceeds. There were no additional sales in the years ended December 31, 2001, 2000 and 1999.

Item 6. Selected Financial Data.
        -----------------------
     Net realized and unrealized trading gains (losses), interest income, net income (loss) and increase (decrease) in Net Asset Value per Unit for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 and total assets at December 31, 2001, 2000, 1999, 1998 and 1997 were as follows:



                                               2001          2000           1999          1998           1997
                                       ------------    ----------   ------------ -------------  -------------

Net realized and unrealized
trading gains (losses) net of
brokerage commissions and clearing
fees of $216,379 $189,032, $300,092,
$331,645,and $373,144, respectively     $   159,010   $   139,628    $  (991,124)   $   300,001   $   895,110

Interest income                              82,770       121,989        157,603        180,533       213,272
                                        -----------   -----------    -----------    -----------   -----------
                                        $   241,780   $   261,617    $  (833,521)   $   480,534   $ 1,108,382
                                        ===========   ===========    ===========    ===========   ===========
Net income (loss)                       $    71,103   $   106,856    $(1,076,852)   $   158,830   $   723,608
                                        ===========   ===========    ===========    ===========   ===========


Increase (decrease) in Net
 Asset Value per unit                   $     37.64   $    155.53    $   (590.19)   $    110.78   $    311.28
                                        ===========   ===========    ===========    ===========   ===========
Total assets                            $ 3,282,220   $ 3,520,482    $ 4,020,521    $ 5,755,721   $ 6,503,549
                                        ===========   ===========    ===========    ===========   ===========


     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     (a) Liquidity. The Partnership does not engage in sales of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open positions and interest receivable. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership. Such substantial losses could lead to a material decrease in liquidity. To minimize this risk, the Partnership follows certain policies including:
     (1) Partnership funds are invested only in commodity interests which are traded in sufficient volume to permit, in the opinion of the Advisors, ease of taking and liquidating positions.
     (2) No Advisor initiates additional positions in any commodity for the Partnership if such additional positions would result in aggregate positions for all commodities requiring a margin of more than 66-2/3% of net assets of the Partnership managed by the Advisor.
     (3) The Partnership may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearing house, the physical commodity position is fully hedged.
     (4) The Partnership does not employ the trading technique commonly known as "pyramiding," in which the speculator uses unrealized profits on existing positions as margin for the purchase or sale of additional positions in the same or related commodities.
     (5) The Partnership does not utilize borrowings except short-term borrowings if the Partnership takes delivery of any cash commodities.
     (6) The Advisor may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Partnership. The term "spread" or
"straddle" describes a commodity futures trading strategy involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the contracts.
     The Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments may include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specified terms at specified future dates. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. (See also Item 8. "Financial Statements and Supplementary Data." for further information on financial instrument risk included in the notes to financial statements.)
     Other than the risks inherent in commodity trading, the Partnership knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the Partnership will cease trading operations and liquidate all open positions under certain circumstances including a decrease in net asset value per Unit to less than $350 as of the close of business on any business day or a decline in net assets to less than $1,000,000.
     (b) Capital resources. (i) The Partnership has made no material commitments for capital expenditures.
     (ii) The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity trading and by expenses, interest income, redemptions of Units and distributions of profits, if any. Gains or losses on commodity trading cannot be predicted. Market moves in commodities are dependent upon fundamental and technical factors which the Partnership's Advisors may or may not be able to identify. Partnership expenses consist of, among other things, commissions, management fees and incentive fees. The level of these expenses is dependent upon the level of trading gains or losses and the ability of the Advisor to identify and take advantage of price movements in the commodity markets, in addition to the level of Net Assets maintained. The amount of interest income payable by SSB is dependent upon interest rates over which the Partnership has no control.
     No forecast can be made as to the level of redemptions in any given period. A limited partner may redeem some or all of his Units at the net asset value thereof as of the last day of any calendar quarter on 15 days notice to the General Partner. For the year ended December 31, 2001, 98 units were redeemed for a total of $253,937. For the year ended December 31, 2000, 324 Units were redeemed for a total of $604,706. For the year ended December 31, 1999, 236 Units were redeemed for a total of $612,418.
     (c) Results of operations. For the year ended December 31, 2001 the Net Asset Value per Unit increased 1.6 % from $2,371.85 to 2,409.49. For the year ended December 31, 2000, the Net Asset Value per Unit increased 7.0%, from $2,216.32 to $2,371.85. For the year ended December 31, 1999, the Net Asset Value per Unit decreased 21.0%, from $2,806.51 to $2,216.32.
     The   Partnership   experienced   net  trading  gains  of  $375,389  before
commissions and expenses in 2001. Gains were primarily attributable to the trading of U.S. and non-U.S. interest rates currencies, metals and indices.
     The Partnership experienced net trading gains of $328,660 before commissions and expenses for the year ended December 31, 2000. Gains were primarily attributable to the trading of currencies and U. S. and non-U. S. interest rates products and were partially offset by losses in indices and metals.
     The Partnership experienced a net trading loss before brokerage commissions and related fees in 1999 of $691,032. Losses were primarily attributable to the trading of U.S. and non-U.S. interest rates, metals and indices and were partially offset by gains in currencies.
     Commodity markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisor to identify those price trends correctly. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisor is able to identify them, the Partnership expects to increase capital through operations.

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

     The Partnership's Trading Value at Risk in Different Market Sectors The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of December 31, 2001. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 2001, the Partnership's total capitalization was $3,175,711.

                                             December 31, 2001

                                                                        Year to Date
                                              of Total               High            Low
Market Sector            Value at Risk   Capitalization        Value at Risk  Value at Risk
--------------------------------------------------------------------------------------------
Currencies
- OTC Contracts               $156,605            4.93%              208,683     32,401
Interest rates U.S.             18,400            0.58%               54,550     11,000
Interest rates Non-U.S         116,073            3.66%              263,358     38,766
Metals
- Exchange Traded Contracts      9,000            0.28%               35,000        180
- OTC Contracts                  4,000            0.13%               31,250      4,000
Indices                          8,015            0.25%               60,483      7,891
                              --------         --------
Total                         $312,093            9.83%
                              ========         ========


     As of December 31, 2000, the Partnership's total capitalization was $3,358,545.

                                  December 31, 2000

                                                                      Year to Date
                                              of Total             High            Low
Market Sector            Value at Risk   Capitalization     Value at Risk  Value at Risk
-------------------------------------------------------------------------------------------
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

     The following were the primary trading risk exposures of the Partnership as of December 31, 2001, by market sector.
     Interest Rates. Interest rate movements directly affect the price of the futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Partnership also takes futures positions on the government debt of smaller nations -- e.g., Australia. The General Partner anticipates that G-7 interest rates will be one of the primary market exposures of the Partnership for the foreseeable future.
     Currencies. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The General Partner does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing Value at Risk in a functional currency other than dollars.

     Stock Indices. The Partnership's primary equity exposure is to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly based indices. As of December 31, 2001, the Partnership's primary exposure was in the EUREX (Germany) stock indices. The General Partner anticipates little, if any, trading in non-G-7 stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.)
     Metals. The Partnership's primary metal market exposure is to fluctuations in the price of gold and silver. Although the Advisor will from time to time trades base metals such as copper the principal market exposures of the Partnership have consistently been in the precious metals, gold and silver. The General Partner anticipates that gold and silver will remain the primary metals market exposure for the Partnership.

     Qualitative Disclosures Regarding Non-Trading Risk Exposure
     The following were the only non-trading risk exposures of the Partnership as of December 31, 2001.

     Foreign Currency Balances. The Partnership's primary foreign currency balances are in Japanese yen, British pounds and Australian dollar. The Advisor regularly converts foreign currency balances to dollars in an attempt to control the Partnership's non-trading risk.

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

Item 8.   Financial Statements and Supplementary Data.
          --------------------------------------------
            SHEARSON SELECT ADVISORS FUTURES FUND L.P.
               INDEX TO FINANCIAL STATEMENTS


                                                                       Page
                                                                      Number

               Oath or Affirmation                                      F-2

               Report of Independent Accountants                        F-3

               Financial Statements:
               Statement of Financial Condition at
               December 31, 2001 and 2000                               F-4

               Condensed Schedule of Investments at
               December 31, 2001.                                       F-5

               Statement of Income and Expenses for
               the years ended December 31, 2001,
               2000 and 1999                                            F-6

               Statement of Partners' Capital for the
               years ended December 31, 2001, 2000 and
               1999.                                                    F-7

               Notes to Financial Statements.                         F-8 -F-11

                           To The Limited Partners of
                   Shearson Select Advisors Futures Fund L.P.

     To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.





By:  Daniel R. McAuliffe, Jr.
     Chief Financial Officer and Director
     Smith Barney Futures Management LLC
     General Partner, Shearson Select
     Advisors Futures Fund L.P.

Smith Barney Futures Management LLC
388 Greenwich Street
7th Floor
New York, N.Y. 10013
212-723-5424

                        Report of Independent Accountants

To the Partners of
  Shearson Select Advisors Futures Fund L.P.:


     In our opinion, the accompanying statement of financial condition, including the condensed schedule of investments, and the related statements of income and expenses and of partners' capital present fairly, in all material respects, the financial position of Shearson Select Advisors Futures Fund L.P. at December 31, 2001 and 2000, and the results of its operations for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the management of the General Partner; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the management of the General Partner, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP
New York, New York
February 28, 2002

                   Shearson Select Advisors Futures Fund L.P.
                        Statement of Financial Condition
                           December 31, 2001 and 2000


                                                                         2001        2000
                                                                   ----------    ---------
Assets:
Equity in commodity futures trading account:
   Cash (Note 3c)                                                  $3,112,705   $2,877,784
   Net unrealized appreciation on open positions                      166,097      631,967
                                                                   ----------   ----------
                                                                    3,278,802    3,509,751
Interest receivable                                                     3,418       10,731
                                                                   ----------   ----------
                                                                   $3,282,220   $3,520,482
                                                                   ----------   ----------
Liabilities and Partners' Capital:
Liabilities:
  Accrued expenses:
   Commissions                                                     $   16,411   $   17,602
   Management fees                                                     10,790       11,574
   Professional fees                                                   25,591       27,769
   Other                                                                3,118        3,002
  Redemptions payable (Note 5)                                         50,599      101,990
                                                                   ----------   ----------
                                                                      106,509      161,937
                                                                   ----------   ----------
Partners' capital (Notes 1, 5 and 6):
  General Partner, 34 Unit equivalents outstanding in
   2001 and 2000                                                       81,923       80,643
  Limited Partners, 1,284 and 1,382 Units of Limited Partnership
   Interest outstanding in 2001 and 2000, respectively              3,093,788    3,277,902
                                                                   ----------   ----------
                                                                    3,175,711    3,358,545
                                                                   ----------   ----------
                                                                   $3,282,220   $3,520,482
                                                                   ----------   ----------

See notes to financial statements.

                      Shearson Select Advisors Futures Fund L.P.
                           Condensed Schedule of Investments
                                   December 31, 2001

                                           Number of
Sector                                     Contracts              Contracts                                       Fair Value
----------                                ----------             ------------                                      ---------
Currencies                                                 Over the counter contracts purchased - (0.17)%           $ (5,314)
                                                           Over the counter contracts sold - 6.08%
                                      JPY  681,894,200     JPY/USD - 7.1%, March 20, 2002                            225,597
                                                           Other - (1.02)%                                           (32,600)
                                                                                                                   ---------
  Total Currencies - 5.91%                                                                                           187,683
                                                                                                                   ---------
Total Interest Rates Non-U.S.
                                                           Futures contracts purchased - (0.04)%                      (1,392)
                                                           Futures contracts sold - 1.25%                             39,705
                                                                                                                   ---------
  Total Interest Rates Non-U.S. -   1.21%                                                                             38,313
                                                                                                                   ---------

Total Interest Rates U.S. - (0.09)%                        Futures contracts sold - (0.09)%                           (2,828)
                                                                                                                   ---------
Metals
                                                           Futures contracts purchased - (0.72)%                     (22,787)
                                                           Futures contracts sold - (1.14)%                          (36,410)
                                                                                                                   ---------
  Total Metals - (1.86)%                                                                                             (59,197)
                                                                                                                    ---------

Total Indices - 0.06%                                      Futures contracts purchased - 0.06%                         2,126
                                                                                                                   ---------

Total Fair Value - 5.23%                                                                                            $166,097
                                                                                                                   =========


                                             Investments        % of Investments
                 Country Composition        at Fair Value          at Fair Value
                 --------------------       ---------------        -------------
                 Australia                       $    6,002               3.61%
                 Japan                               (3,420)             (2.06)%
                 Germany                             34,202              20.59%
                 United Kingdom                     (53,472)            (32.19)%
                 United States                      182,785             110.05%
                                              -------------        -------------
                                                   $166,097             100.00%
                                              =============        =============


Percentages are based on Partner's capital unless otherwise indicated.

See notes to financial statements.

                                    Shearson Select Advisors Futures Fund L.P.
                                         Statement of Income and Expenses
                                               for the years ended
                                         December 31, 2001, 2000 and 1999

                                                        2001               2000               1999
                                                  ----------          ----------       ------------
Income:
  Net gains (losses) on trading of
   commodity interests:
   Realized gains (losses) on closed
    positions                                       $841,259          $(305,365)          $(92,246)
   Change in unrealized gains (losses)
    on open positions                               (465,870)           634,025           (598,786)
                                                  ----------         ----------       ------------
                                                     375,389            328,660           (691,032)
  Less, Brokerage commissions including
   clearing fees of $2,283, $2,625 and
   $4,471, respectively (Note 3c)                   (216,379)          (189,032)          (300,092)
                                                  ----------         ----------       ------------
  Net realized and unrealized gains                  159,010            139,628           (991,124)
   (losses)
  Interest income (Note 3c)                           82,770            121,989            157,603
                                                  ----------         ----------       ------------
                                                     241,780            261,617           (833,521)
                                                  ----------         ----------       ------------
Expenses:
  Management fees (Note 3b)                          138,979            119,891            194,847
  Professional fees                                   25,919             29,507             44,794
  Other expenses                                       5,779              5,363              3,690
                                                  ----------         ----------       ------------
                                                     170,677            154,761            243,331
                                                  ----------         ----------       ------------
Net income (loss)                                    $71,103           $106,856        $(1,076,852)
                                                   ----------         ----------       ------------

Net income (loss) per Unit of Limited
  Partnership Interest and General Partner
  Unit equivalent (Notes 1 and 6)                     $37.64            $155.53           $(590.19)
                                                   ----------       ------------         ---------


See notes to financial statements.

                                    Shearson Select Advisors Futures Fund L.P.
                                      Statement of Partners' Capital for the
                                   years ended December 31, 2001, 2000 and 1999

                                            Limited         General
                                            Partners        Partner          Total
                                          ----------     ----------    ------------
Partners' capital at December 31, 1998   $ 5,450,244    $    95,421    $ 5,545,665
Net loss                                  (1,056,786)       (20,066)    (1,076,852)
Redemption of 236 Units of
   Limited Partnership Interest             (612,418)          --         (612,418)
                                         -----------    -----------    -----------
Partners' capital at December 31, 1999     3,781,040         75,355      3,856,395
Net income                                   101,568          5,288        106,856
Redemption of 324 Units of
   Limited Partnership Interest             (604,706)          --         (604,706)
                                         -----------    -----------    -----------
Partners' capital at December 31, 2000     3,277,902         80,643      3,358,545
Net income                                    69,823          1,280         71,103
Redemption of 98 Units of
   Limited Partnership Interest             (253,937)          --         (253,937)
                                         -----------    -----------    -----------
Partners' capital at December 31, 2001   $ 3,093,788    $    81,923    $ 3,175,711
                                         -----------    -----------    -----------


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

     c. The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

    c. Customer Agreement:

     The Partnership has entered into a Customer Agreement, which was assigned to SSB from a predecessor company, whereby SSB provides services which include, among other things, the execution of transactions for the Partnership's account in accordance with orders placed by the Advisor. Effective January 1, 1997, the Partnership pays SSB a monthly brokerage fee equal to 1/2 of 1% (6% per year) of month end net assets, in lieu of brokerage commissions on a per trade basis. The Partnership pays for all clearing fees but not floor brokerage charges. All of the Partnership's cash is deposited in the Partnership's account at SSB. The Partnership's cash is deposited by SSB in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2001 and 2000, the amount of cash held for margin requirements was $321,720 and $524,522, respectively. SSB has agreed to pay the Partnership interest on 70% of the average daily equity in its accounts during each month at the rate of the average noncompetitive yield of 13-week U.S. Treasury Bills as determined at the weekly auctions thereof during the month. The Customer Agreement between the Partnership and SSB gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.  Trading Activities:

     The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activity are shown in the statement of income and expenses.

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the years ended December 31, 2001 and 2000, based on a monthly calculation, was $208,540 and $120,583, respectively. The fair value of these commodity interests, including options thereon, if applicable, at December 31, 2001 and 2000 was $166,097 and $631,967, respectively.

                                                        Fair Value
                                                       December 31,
                                                              2000
                                                         ----------
    Currencies:
        -OTC Contracts                                    $283,667
    Interest Rates U.S.                                    133,125
    Interest Rates Non-U.S.                                197,476
    Metals:
        -Exchange Traded Contracts                          (4,950)
        -OTC Contracts                                     (13,357)
    Indices                                                 36,006
                                                         ----------
    Total                                                 $631,967
                                                         ----------



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

6.  Financial Highlights:
     Changes in the net asset value per Unit of Partnership interest during the years ended December 31, 2001, 2000 and 1999 were as follows:

                                                      2001         2000         1999
                                                ----------   ----------  -----------
Net realized and unrealized gains (losses)    $     101.82 $     175.88 $    (544.55)
Interest income                                      59.85        77.06        84.45
Expenses                                           (124.03)      (97.41)     (130.09)
                                                 ---------    ---------    ---------
Increase (decrease) for year                         37.64       155.53      (590.19)
Net asset value per Unit, beginning of year       2,371.85     2,216.32     2,806.51
                                                 ---------    ---------    ---------
Net asset value per Unit, end of year         $   2,409.49 $   2,371.85 $   2,216.32
                                                 ---------    ---------    ---------

    Total return                                       1.6%
    Ratio of expenses, including brokerage
    commissions, to average net assets                11.3%
    Ratio of net income to average net assets          2.1%

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

     The notional or contractual amounts of these instruments, while appropriately not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of December 31, 2001. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

                               INSERT SPREADSHEET

     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     During the last two fiscal years and any subsequent interim period, no independent accountant who was engaged as the principal accountant to audit the Partnership's financial statements has resigned or was dismissed.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.
          --------------------------------------------------
     The Partnership has no officers or directors and its affairs are managed by its General Partner, Smith Barney Futures Management LLC. Investment decisions are made by John W. Henry & Company, Inc. (the "Advisor").

Item 11.  Executive Compensation.
     The Partnership has no directors or officers. Its affairs are managed by Smith Barney Futures Management LLC, its General Partner. SSB, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under "Item 1. Business." For the year ended December 31, 2001, SSB earned $216,379 in brokerage commissions and clearing fees. Management fees earned by the Advisor were $138,979 for the year ended December 31, 2001. There were no incentive fees earned by the Advisor for the year ended December 31, 2001.

     Item 12. Security Ownership of Certain Beneficial Owners and Management.

     (a). Security ownership of certain beneficial owners. The Partnership knows of no person who beneficially owns more than 5% of the Units outstanding.
     (b). Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The General Partner owns Units of general partnership interest equivalent to 34 Units of Limited Partnership Interest (2.6%) as of December 31, 2001.
     (c). Changes in control. None.
                       ------------------
     Item 13. Certain Relationships and Related Transactions.

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

                                     PART IV

     Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) (1) Financial Statements: Statement of Financial Condition at December 31, 2001 and 2000.
     Statement of Income and Expenses for the years ended December 31, 2001, 2000 and 1999.
     Statement of Partners' Capital for the years ended December 31, 2001, 2000 and 1999.

     (2) Financial Statement Schedules: Financial Data Schedule for the year ended December 31, 2001.
     (3) Exhibits:

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

     10.29 - Letters extending Managements Agreements with John W. Henry & Company, Inc. for 1996 and 1997 (Filed as Exhibit 10.29 to Form 10-K for fiscal year ended December 31, 1997).
     10.30 - Letter extending Management Agreement with John W. Henry and Company, Inc. for 1998 (previously filed).
     10.31 - Letter extending Management Agreement with John W. Henry and Company, Inc. for 1999 (previously filed).
     10.32 - Letter extending Management Agreement with John W. Henry and Company, Inc. for 2000 (previously filed).
     10.33 - Letter extending Management Agreement with John W. Henry and Company, Inc. for 2001 (filed herein).
     (b) Reports on 8-K: None Filed.

     Supplemental  Information  To Be Furnished  With Reports Filed  Pursuant To
Section 15(d) Of The Act by Registrants Which Have Not Registered Securities Pursuant To Section 12 Of the Act.



Annual Report to Limited Partners

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 29th day of March 2002.

SHEARSON SELECT ADVISORS FUTURES FUND L.P.


By:       Smith Barney Futures Management LLC
          (General Partner)



By        /s/        David J. Vogel
          ------------------------------------
          David J. Vogel, President & Director


          Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons in the capacities and on the date indicated.


/s/ David J. Vogel                                            /s/ Shelley Ullman
------------------------------                                ------------------
David J. Vogel                                                     Director
Director, Principal Executive
Officer and President



/s/ Maureen O'Toole                                           /s/ Steve J. Keltz
--------------------------                                    ------------------
Maureen O'Toole                                           Secretary and Director
Director



/s/ Daniel R. McAuliffe, Jr.
------------------------------                                -
Daniel R. McAuliffe, Jr.
Chief Financial Officer
Director