Form 10-Q
period 2002-03-31
SHEARSON LEHMAN SELECT ADVISORS FUTURES FUND L P
filed 2002-05-14
CIK 811078

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE Act of 1934

For the Quarter ended March 31, 2002
                      --------------

Commission File Number 0-16627
                       -------

             SHEARSON SELECT ADVISORS FUTURES FUND L.P.
-----------------------------------------------------------------
(Exact  name  of  registrant  as  specified  in  its charter)

  Delaware                                  13-3405705
-----------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)           Identification No.)


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

                                                                            Page
                                                                          Number

PART I - Financial Information:

         Item 1.         Financial Statements:

                         Statement of Financial Condition at
                         March 31, 2002 and December 31,
                         2001 (unaudited).                                  3

                         Condensed Schedules of Investments at
                         March 31, 2002 and December 31, 2001
                         (unaudited).                                     4 - 5

                         Statement of Income and Expenses
                         and Partners' Capital for the
                         three months ended March 31, 2002
                         and 2001 (unaudited).                              6

                         Notes to Financial Statements
                         (unaudited)                                      7 - 10

         Item 2.         Management's Discussion and Analysis
                         of Financial Condition and Results of
                         Operations                                      11 - 12

         Item 3.         Quantitative and Qualitative Disclosures
                         of Market Risk                                  13 - 14

PART II - Other Information                                                 15

                           Item 1. Financial Statement


                   SHEARSON SELECT ADVISORS FUTURES FUND L.P.
                        STATEMENT OF FINANCIAL CONDITION
                                   (Unaudited)

                                                   March 31,  December 31,
                                                      2002          2001
                                                 -------------------------

ASSETS:
Equity in commodity futures trading account:
  Cash                                           $2,809,462   $3,112,705
  Net unrealized appreciation
   on open futures positions                         24,128      166,097
                                                 ----------   ----------
                                                  2,833,590    3,278,802
Interest receivable                                   3,015        3,418
                                                 ----------   ----------
                                                 $2,836,605   $3,282,220
                                                 ==========   ==========

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:
 Accrued expenses:
  Commissions                                    $   14,183   $   16,411
  Management  fees                                    9,284       10,790
  Other                                              37,297       28,709
 Redemptions payable                                 35,804       50,599
                                                 ----------   ----------
                                                     96,568      106,509
                                                 ----------   ----------

Partners' capital :
  General Partner, 34  Unit equivalents
    outstanding  in 2002 and 2001                    71,607       81,923
  Limited Partners, 1,267 and 1,284 Units
    of Limited Partnership Interest
    outstanding in 2002 and 2001, respectively    2,668,430    3,093,788
                                                 ----------   ----------
                                                  2,740,037    3,175,711
                                                 ----------   ----------
                                                 $2,836,605   $3,282,220
                                                 ==========   ==========

See Notes to Financial Statements.

                                 Shearson Select
                                Futures Fund L.P.
                        Condensed Schedule of Investments
                                 March 31, 2002
                                   (Unaudited)


Sector                  Contract                                  Fair Value
-------------           ----------                                ----------

Currencies
                        Futures contracts purchased - (1.48)%      $(40,531)
                        Futures contracts sold - 0.43%               11,882
                                                                   --------
   Total Currencies - (1.05)%                                       (28,649)
                                                                   --------

Interest Rates Non-U.S

                        Futures contracts purchased - 0.42%          11,609
                        Futures contracts sold - 1.73%               47,367
                                                                   --------
   Total Interest Rates Non-U.S. - 2.15%                             58,976
                                                                   --------

Total Interest Rates U.S. - 0.37%  Futures contracts sold - 0.37%    10,250
                                                                   --------
Metals
                        Futures contracts purchased - 0.05%           1,371
                        Futures contracts sold - (0.27)%             (7,519)
                                                                   --------
   Total Metals - (0.22)%                                            (6,148)
                                                                   --------

Total Indices - (0.37)% Futures contracts purchased                 (10,301)
                                                                   --------

Total Fair Value - 0.88%                                           $ 24,128
                                                                   ========

                                                                % of Investments
    Country Composition          Investments at Fair Value         at Fair Value
   ------------------------      -------------------------      ----------------
    Australia                           $ (7,827)                       (32.44)%
    Germany                               52,803                        218.85%
    Japan                                 (3,939)                       (16.33)%
    United Kingdom                        (4,010)                       (16.62)%
    United States                        (12,899)                       (53.46)%
                                 -------------------------      ----------------
                                        $ 24,128                        100.00%
                                 =========================      ================


Percentages are based on Partner's capital unless otherwise indicated See Notes to Financial Statements

                            Shearson Select Advisors
                                Futures Fund L.P.
                        Condensed Schedule of Investments
                                December 31,2001
                                   (Unaudited)

                  Number of
Sector            Contracts                   Contract                                     Fair Value
------------      -----------------           ---------                                      --------
Currencies
                                              Over the counter contracts purchased - (0.17)%  ($5,314)
                                              Over the counter contracts sold - 6.08%
                  JPY 681,894,200             JPY/USD - 7.1%,   March 20, 2002                225,597
                                              Other - (1.02)%                                 (32,600)
                                                                                            ----------
    Total Currencies - 5.91%                                                                  187,683
                                                                                            ----------

Total Interest Rates Non-U.S.
                                             Futures contracts purchased - (0.04)%             (1,392)
                                             Futures contracts sold - 1.25%                    39,705
                                                                                            ----------
Interest Rates Non-U.S. - 1.21%                                                                38,313
                                                                                            ----------

    Total Interest Rates U.S. - (0.09)%      Futures contracts sold - (0.09)%                  (2,828)
                                                                                           -----------

Metals
                                             Futures contracts purchased - (0.72)%            (22,787)
                                             Futures contracts sold - (1.14)%                 (36,410)
                                                                                            ----------
    Total Metals - (1.86)%                                                                    (59,197)
                                                                                            ----------

Total Indices - 0.06%                        Futures contracts purchased - 0.06%                2,126
                                                                                            ----------

Total Fair Value - 5.23%                                                                     $166,097
                                                                                             ========

                                                                % of Investments
    Country Composition    Investments at Fair Value               at Fair Value
  ---------------------    -------------------------        --------------------
    Australia                           $ 6,002                           3.61%
    Japan                                (3,420)                         (2.06%)
    Germany                              34,202                          20.59%
    United Kingdom                      (53,472)                        (32.19)%
    United States                       182,785                         110.05%
                            ------------------------         -------------------
                                      $ 166,097                         100.00%
                            ========================         ===================


Percentages are based on Partner's capital unless otherwise indicated See Notes to Financial Statements.

                  SHEARSON SELECT ADVISORS FUTURES FUND L.P.
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                    -----------     -----------
                                                          2002           2001
Income:
  Net gains (losses) on trading of commodity
   interests:
  Realized gains (losses) on closed positions       $  (181,936)   $ 1,001,453
  Change in unrealized losses on open
   positions                                           (141,969)      (320,832)
                                                    -----------    -----------
                                                       (323,905)       680,621
  Interest income                                         8,696         28,491
                                                    -----------    -----------
                                                       (315,209)       709,112
                                                    -----------    -----------
Expenses:
  Brokerage commissions including clearing fees
   of $647 and $548, respectively                        46,480         56,744 *
  Management fees                                        29,593         36,556
  Other                                                   8,588          8,451
                                                    -----------    -----------
                                                         84,661        101,751
                                                    -----------    -----------
  Net income (loss)                                    (399,870)       607,361
  Redemptions                                           (35,804)       (84,023)
                                                    -----------    -----------
  Net increase (decrease)  in Partners' capital        (435,674)       523,338

Partners' capital, beginning of period                3,175,711      3,358,545
                                                    -----------    -----------
Partners' capital, end of period                    $ 2,740,037    $ 3,881,883
                                                    -----------    -----------
Net asset value per Unit
  (1,301 and 1,386 Units outstanding
  at March 31, 2002 and 2001, respectively)         $  2,106.10    $  2,800.78
                                                    -----------    -----------

Net income (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent      $   (303.39)   $    428.93
                                                    -----------    -----------

* Amount reclassified for comparative purposes
See Notes to Financial Statements

                   Shearson Select Advisors Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2002
                                   (Unaudited)

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

     Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc. As of March 31, 2002, all trading decisions are made by John W. Henry & Company ("the Advisor").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at March 31, 2002 and December 31, 2001 and the results of its operations for the three months ended March 31, 2002 and 2001. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                   Shearson Select Advisors Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2002
                                   (Unaudited)
                                   (Continued)

2.     Financial Highlights:

     Changes in net asset value per Unit for the three months ended March 31, 2002 and 2001 were as follows:

                                             THREE-MONTHS ENDED
                                                  MARCH 31,
                                             2002           2001
                                        ----------     ----------
Net realized and unrealized
 gains (losses)                      $    (281.03) $     440.59
Interest income                              6.60         20.12
Expenses                                   (28.96)       (31.78)
                                        ---------     ---------
Increase (decrease) for
 periods                                  (303.39)       428.93
Net Asset Value per Unit,
  beginning of periods                   2,409.49      2,371.85
                                        ---------     ---------
Net Asset Value per Unit,
  end of periods                     $   2,106.16  $   2,800.78
                                        =========     =========

Ratios to average net assets: *
Net income (loss) before incentive
 fee                                       (54.1)%        69.4%
Incentive fee                                0.0%          0.0%
                                        ---------     ---------
Net income (loss) after incentive
 fee                                       (54.1)%        69.4%
                                        =========     =========

Operating expenses                          11.5%         11.6%
Incentive fee                                0.0%          0.0%
                                        ---------     ---------
Total expenses and incentive fee            11.5%         11.6%
                                        =========     =========

Total return:
Total return before incentive fee          (12.6)%        18.1%
Incentive fee                                0.0%          0.0%
                                        ---------     ---------
Total return after incentive fee           (12.6)%        18.1%
                                        =========     =========


* Annualized

                   Shearson Select Advisors Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2002
                                   (Unaudited)
                                   (Continued)

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

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the three and twelve months ended March 31, 2002 and December 31, 2001, based on a monthly calculation, was $148,204 and $208,540, respectively. The fair value of these commodity interests, including options thereon, if applicable, at March 31, 2002 and December 31, 2001, was $24,128 and $166,097, respectively.

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

     Market  risk is the  potential  for  changes in the value of the  financial

                   Shearson Select Advisors Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2002
                                   (Unaudited)
                                   (Continued)

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

     The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of March 31, 2002. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the first quarter of 2002.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

     For the three months ended March 31, 2002, Partnership capital decreased 13.7% from $3,175,711 to $2,740,037. This decrease was attributable to a net loss from operations of $399,870 coupled with the redemption of 17 Units resulting in an outflow of $35,804 for the three months ended March 31, 2002. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

     During the Partnership's first quarter of 2002, the net asset value per unit decreased 12.6% from $2,409.49 to $2,106.10 as compared to an increase of 18.1% in the first quarter of 2001. The Partnership experienced a net trading loss before brokerage commissions and related fees in the first quarter of 2002 of $323,905. Losses were primarily attributable to the trading of commodity contracts in currencies, U.S. and non-U.S. interest rates, metals and indices. The Partnership experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2001 of $680,621. Gains were primarily attributable to the trading of commodity contracts in currencies, U.S. and non-U.S. interest rates, metals and indices.

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

     Interest income on 70% of the Partnership's daily average equity was earned on the monthly average 13-week U.S. Treasury Bill yield. Interest income for the three months ended March 31, 2002 decreased by $19,795 as compared to the corresponding period in 2001. The decrease in interest income is primarily due to a decrease in interest rates for the three months ended March 31, 2002 as compared to 2001.

     Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three months ended March 31, 2002 decreased by $10,264 as compared to the corresponding period in 2001. The decrease in brokerage commissions is due to a decrease in net assets during the three months ended March 31, 2002 as compared to 2001.

     Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three months ended March 31, 2002 decreased by $6,963 as compared to the corresponding period in 2001. The decrease in management fees is due to a decrease in the net assets during the three months ended March 31, 2002.

     Incentive fees paid by the Partnership are based on the net trading profits of the Partnership as defined in the Limited Partnership Agreement. There were no incentive fees earned for the three months ended March 31, 2002 or 2001.

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

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of March 31, 2002. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of March 31, 2002, the Partnership's total capitalization was approximately $2,740,037. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2000.


                                 March 31, 2002
                                   (Unaudited)


                                                                   Year  to Date
                                              % of Total              High      Low
Market Sector                Value at Risk   Capitalization  Value at Risk  Value at Risk
-----------------------------------------------------------------------------------------
Currencies:
 - OTC Contracts               $   52,817             1.93%     $186,665     34,388
Interest rates U.S.                42,900             1.57%       45,600     18,400
Interest Rates Non-U.S            175,359             6.40%      177,698     64,374
Metals:
 - Exchange Traded Contracts       10,000             0.36%       10,000      9,000
 - OTC Contracts                    9,225             0.34%       30,600      3,600
Indices                            34,895             1.27%       76,948      7,960
                                 --------          --------
Total                            $325,196            11.87%
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

Date:       5/13/02
         ---------------

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

Date:       5/13/02
         ---------------



By:  /s/ Daniel R. McAuliffe, Jr.
     -----------------------------------
         Daniel R. McAuliffe, Jr.
         Chief Financial Officer and Director

Date:       5/13/02
         ---------------