Form 10-Q
period 2002-06-30
SHEARSON LEHMAN SELECT ADVISORS FUTURES FUND L P
filed 2002-08-14
CIK 811078

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE Act of 1934

For the Quarter ended June 30, 2002
 -------------

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

                                                                          Page
                                                                         Number

PART I - Financial Information:

         Item 1.         Financial Statements:

                         Statement of Financial Condition at
                         June 30, 2002 and December 31,
                         2001 (unaudited).                                  3

                         Condensed Schedules of Investments at
                         June 30, 2002 and December 31, 2001
                         (unaudited).                                     4 - 5

                         Statement of Income and Expenses
                         and Partners' Capital for the three
                         and six months ended June 30, 2002
                         and 2001 (unaudited).                              6

                         Notes to Financial Statements
                         (unaudited)                                      7 - 10

         Item 2.         Management's Discussion and Analysis
                         of Financial Condition and Results of
                         Operations                                      11 - 12

         Item 3.         Quantitative and Qualitative Disclosures
                         of Market Risk                                  13 - 14

PART II - Other Information                                                 15

                               PART I

                    Item 1. Financial Statement


                   SHEARSON SELECT ADVISORS FUTURES FUND L.P.
                        STATEMENT OF FINANCIAL CONDITION
                                   (Unaudited)


                                                 June 30,   December 31,
                                                   2002           2001
                                              ----------    ------------

ASSETS:

Equity in commodity futures trading account:
Cash                                           $3,224,911   $3,112,705
Net unrealized appreciation
on open futures positions                         683,498      166,097
                                               ----------   ----------
                                                3,908,409    3,278,802
Interest receivable                                 2,958        3,418
                                               ----------   ----------
                                               $3,911,367   $3,282,220
                                               ==========   ==========



LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:
Accrued expenses:
Commissions                                    $   19,557   $   16,411
Management fees                                    12,844       10,790
Other                                              38,674       28,709
Redemptions payable                               109,217       50,599
                                               ----------   ----------
                                                  180,292      106,509
                                               ----------   ----------


Partners' capital :
General Partner, 34 Unit equivalents
outstanding in 2002 and 2001                      100,361       81,923
Limited Partners, 1,230 and 1,284 Units
of Limited Partnership Interest
outstanding in 2002 and 2001, respectively      3,630,714    3,093,788
                                               ----------   ----------
                                                3,731,075    3,175,711
                                               ----------   ----------
                                               $3,911,367   $3,282,220
                                               ==========   ==========


See Notes to Financial Statements.

                            Shearson Select Advisors
                                Futures Fund L.P.
                        Condensed Schedule of Investments
                                  June 30, 2002
                                   (Unaudited)

                  Number of
Sector            Contracts           Contract                                           Fair Value
---------------   ------------------  -----------------------------------               -----------
Currencies
                                       Over the counter contracts purchased - 17.62%
                  EUR 5,800,000        EUR/USD - 7.01%, June 2002                         $ 261,664
                  GBP 2,970,000        GBP/USD - 4.36%, June 2002                           162,534
                  JPY 501,173,651      JPY/USD - 3.55% June 2002                            132,312
                                       Other  - 2.70%                                       100,671
                                                                                          ---------
                                                                                            657,181
                                                                                          ---------

                                      Over the counter contracts sold - (4.36)%            (162,589)
                                                                                           --------
   Total Currencies - 13.26%                                                                494,592
                                                                                          ---------
Total Interest Rates U.S. - 1.08%     Futures contracts purchased - 1.08%                    40,425
                                                                                          ---------
Interest Rates Non-U.S. - 4.57%       Futures contracts purchased - 4.57%                   170,629
                                                                                          ---------
                                      Futures contracts purchased - (0.52)%                 (19,478)
                                      Futures contracts sold - (0.55)%                      (20,700)
                                                                                         ----------
   Total Metals - (1.07)%                                                                   (40,178)
                                                                                         ----------
Total Indices - 0.48%                 Futures contracts sold - 0.48%                         18,030
                                                                                          ---------
Total Fair Value - 18.32%                                                                 $ 683,498
                                                                                         ==========

                                                                                   % of Investments
Country Composition                   Investments at Fair Value                       at Fair Value
--------------------------          -----------------------------                   ---------------
Australia                                       $ (5,913)                                 (0.87)%
Germany                                           81,225                                  11.88%
Japan                                             79,675                                  11.66%
United Kingdom                                    (7,236)                                 (1.06)%
United States                                    535,747                                  78.39%
                                    ------------------------------                  ---------------
                                               $ 683,498                                 100.00%
                                    ==============================                  ===============


Percentages are based on Partners' capital unless otherwise indicated See Notes to Financial Statements

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

                   SHEARSON SELECT ADVISORS FUTURES FUND L.P.
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                JUNE 30,                     JUNE 30,
                                                   ----------------------------------------------------------
                                                         2002             2001         2002         2001
                                                    ------------     -----------   ----------    -----------
Income:
Net gains (losses) on trading of commodity
interests:
Realized gains (losses) on closed positions         $   523,064    $  (147,421)   $   341,128    $   854,032
Change in unrealized gains (losses) on open
positions                                               659,370       (255,854)       517,401       (576,686)
                                                     -----------    -----------    -----------    ----------
Net realized and unrealized gains (losses)            1,182,434       (403,275)       858,529        277,346
Interest income                                           8,317         22,273         17,013         50,764
                                                     -----------    -----------    -----------    ----------
                                                      1,190,751       (381,002)       875,542        328,110
                                                     -----------    -----------    -----------    ----------
Expenses:
Brokerage commissions including clearing fees
of $732, $604, $1,379 and $1,152, respectively           50,057         54,513*        96,537        111,257 *
Management fees                                          31,851         35,146         61,444         71,702
Other expenses                                            8,588          7,745         17,176         16,196
                                                    -----------    -----------    -----------     ----------
                                                         90,496         97,404        175,157        199,155
                                                    -----------    -----------    -----------     ----------

Net income (loss)                                     1,100,255       (478,406)       700,385        128,955
Redemptions                                            (109,217)       (63,846)      (145,021)      (147,869)
                                                    -----------    -----------    -----------     ----------
Net increase (decrease) in Partners' capital            991,038       (542,252)       555,364        (18,914)

Partners' capital, beginning of period                2,740,037      3,881,883      3,175,711      3,358,545
                                                     ----------    -----------    -----------     ----------

Partners' capital, end of period                    $ 3,731,075    $ 3,339,631    $ 3,731,075    $ 3,339,631
                                                    ===========    ===========    ===========     ==========

Net asset value per Unit
(1,264 and 1,360 Units outstanding
at June 30, 2002 and 2001, respectively)            $  2,951.80    $  2,455.61    $  2,951.80    $ 2,455.61
                                                    ===========    ===========    ===========     ==========



Net income (loss) per Unit of Limited Partnership
Interest and General Partner Unit equivalent       $    845.70    $   (345.17)   $     542.31   $     83.76
                                                    ===========    ===========    ===========     ==========

* Amounts reclassified for comparative purposes
See Notes to Financial Statements

                   Shearson Select Advisors Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2002
                                   (Unaudited)

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

     Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc. As of June 30, 2002, all trading decisions are made by John W. Henry & Company (the "Advisor").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at June 30, 2002 and December 31, 2001 and the results of its operations for the three and six months ended June 30, 2002 and 2001. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                   Shearson Select Advisors Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2002
                                   (Unaudited)
                                   (Continued)

2.       Financial Highlights:
     Changes in net asset value per Unit for the three and six months ended June 30, 2002 and 2001 were as follows:

                                       THREE-MONTHS ENDED          SIX-MONTHS ENDED
                                            JUNE 30,                   JUNE 30,
                                      --------------------    -----------------------
                                      2002            2001          2002         2001
Net realized and unrealized
gains(losses) *                      $870.39      $(330.29)      $589.36       $110.30
Interest income                         6.39         16.07         12.99         36.19
Expenses **                           (31.08)       (30.95)       (60.04)       (62.73)
                                   ---------     ---------     ---------      ---------

Increase(decrease) for period         845.70       (345.17)       542.31         83.76
Net Asset Value per Unit,
beginning of period                 2,106.10      2,800.78      2,409.49      2,371.85
                                   ---------     ---------     ---------      ---------

Net Asset Value per Unit,
end of period                      $2,951.80     $2,455.61     $2,951.80     $2,455.61
                                   =========     =========     =========     =========

Total Return                           40.2%        (12.3)%        22.5%          3.5%

Ratio of expenses, including
brokerage commissions, to
average net assets   ***               12.9%         10.9%         12.0%         11.4%

Ratio of net income (loss) to
average net assets  ***               145.2%        (53.6)%        46.2%          7.4%


*       Net realized and unrealized gains (losses) is net of commission expense.
**      Expenses exclude commission expense.
***     Annualized

                   Shearson Select Advisors Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2002
                                   (Unaudited)
                                   (Continued)

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

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values during the six and twelve months ended June 30, 2002 and December 31, 2001, based on a monthly calculation, were
$288,905 and $208,540, respectively. The fair value of these commodity interests, including options thereon, if applicable, at June 30, 2002 and December 31, 2001, was $683,498 and $166,097, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

4.     Financial Instrument Risk:

     The Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments may include forwards, futures and options (but not currently), whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with

                   Shearson Select Advisors Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2002
                                   (Unaudited)
                                   (Continued)

exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

    Market risk is the potential for changes in the value of the financial instruments traded by the Partnership due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized as unrealized appreciation in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has concentration risk because the sole counterparty or broker with respect to the Partnership's assets is SSB.

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

     The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of June 30, 2002. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the second quarter of 2002.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

     For the six months ended June 30, 2002, Partnership capital increased 17.5% from $3,175,711 to $3,731,075. This increase was attributable to net income from operations of $700,385 which was partially offset by the redemption of 54 Units resulting in an outflow of $145,021. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes.

     All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotations are readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the period. Realized gains (losses) and changes in unrealized values on commodity interests and foreign currencies are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

     Foreign currency contracts are those contracts where the Partnership agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership's net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the date of entry into the contracts and the forward rates at the reporting date, is included in the statement of financial condition. Realized gains(losses) and changes in unrealized values on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the statement of income and expenses and partners' capital.

Results of Operations

     During the Partnership's second quarter of 2002, the net asset value per unit increased 40.2% from $2,106.10 to $2,951.80 as compared to a decrease of 12.3% in the second quarter of 2001. The Partnership experienced a net trading gain before brokerage commissions and related fees in the second quarter of 2002 of $1,182,434. Gains were primarily attributable to the trading of commodity contracts in currencies, non-U.S. interest rates and indices and were partially offset by losses in U.S. interest rates and metals. The Partnership experienced a net trading loss before brokerage commissions and related fees in the second quarter of 2001 of $403,275. Losses were primarily attributable to the trading of commodity contracts in currencies, U.S. and non-U.S. interest rates, indices and metals.

     Commodity futures markets are highly volatile. The potential for broad and rapid price fluctuations increases the risks involved in commodity trading, but also increases the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisor to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisor is able to identify them, the Partnership expects to increase capital through operations.

     Interest income on 70% of the Partnership's daily average equity was earned on the monthly average 13-week U.S. Treasury Bill yield. Salomon Smith Barney may continue to maintain the Partnership assets in cash and/or to place all of the Fund assets in 90-day Treasury bills and pay the Partnership 70% of the interest earned on the Treasury bills purchased. Salomon Smith Barney will retain 30% of any interest earned on Treasury bills. Interest income for the three and six months ended June 30, 2002 decreased by $13,956 and $33,751, respectively, as compared to the corresponding periods in 2001. The decrease in interest income is primarily due to a decrease in interest rates for the three and six months ended June 30, 2002 as compared to 2001.

     Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and six months ended June 30, 2002 decreased by $4,456 and $14,720, respectively, as compared to the corresponding periods in 2001. The decrease in brokerage commissions is due to lower average net assets during the three and six months ended June 30, 2002 as compared to 2001.

     Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and six months ended June 30, 2002 decreased by $3,295 and $10,258, respectively, as compared to the corresponding periods in 2001. The decrease in management fees is due to lower average net assets during the three and six months ended June 30, 2002 as compared to 2001.

     Incentive fees paid by the Partnership are based on the net trading profits of the Partnership as defined in the Limited Partnership Agreement. There were no incentive fees earned for the three and six months ended June 30, 2002 or 2001.

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

     Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership's speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership's experience to date (i.e., "risk of ruin"). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership's losses in any market sector will be limited to Value at Risk or by the Partnership's attempts to manage its market risk.

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

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of June 30, 2002. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of June 30, 2002, the Partnership's total capitalization was $3,731,075. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2001.


                                  June 30, 2002
                                   (Unaudited)


                                                                 Year to Date
                                         % of Total          High           Low
Market Sector             Value at Risk  Capitalization  Value at Risk    Value at Risk
----------------------------------------------------------------------------------------
Currencies:
-     OTC Contrac             $200,448        5.37%          $238,282    $34,388
Interest rates U.S.             44,400        1.19%            45,600      8,000
Interest Rates Non-U.S.        207,526        5.56%           211,748     28,411
Metals:
- Exchange Traded Contracts      9,000        0.24%            10,000      9,000
- OTC Contracts                 24,875        0.67%            30,600      3,600
Indices                         96,275        2.58%            98,525      7,960
                              --------     --------
Total                         $582,524        15.61%
                              ========     ========


                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings  -

               In April 2002, consolidated amended complaints were filed against Salomon Smith Barney Inc and other investment banks named in numerous putative class actions filed in the United States District Court for the Southern District of New York alleging violations of certain federal securities laws (including Section 11 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended) with respect to the allocation of shares for certain initial public offerings and related aftermarket transactions and damage to investors caused by allegedly biased research analyst reports. Also pending in the Southern District of New York against Salomon Smith Barney Inc and other investment banks are several putative class actions which have been consolidated into a single class action alleging violations of certain federal and state antitrust laws in connection with the allocation of shares in initial public offerings when acting as underwriters.

Item 2.  Changes in Securities and Use of Proceeds - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  (a) Exhibit - 99.1 Certificate of Chief Executive Officer.
             Exhibit - 99.2 Certificate of Chief Financial Officer.

          (b) Reports on Form 8-K - None with respect to the second quarter of 2002. On July 17, 2002 the Partnership filed a notice on Form 8-K to report a change in accountants from PricewaterhouseCoopers LLP to KPMG LLP.

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

Date:       8/14/02
         ---------------

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

Date:       8/14/02
         ---------------



By:  /s/ Daniel R. McAuliffe, Jr.
     -----------------------------------
         Daniel R. McAuliffe, Jr.
         Chief Financial Officer and Director

Date:       8/14/02
         ---------------