Form 10-Q
period 2003-06-30
SHEARSON LEHMAN SELECT ADVISORS FUTURES FUND L P
filed 2003-08-13
CIK 811078

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE Act of 1934

For the Quarter ended June 30, 2003

Commission File Number 0-16627

                   SHEARSON SELECT ADVISORS FUTURES FUND L.P.
             (Exact name of registrant as specified in its charter)

       Delaware                                            13-3405705
 (State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                       Identification No.)

                        c/o Citigroup Managed Futures LLC
                            399 Park Avenue - 7th Fl.
                            New York, New York 10022
              (Address and Zip Code of principal executive offices)

                                 (212) 559-2011
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                            Yes X   No _____

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

                                                           Yes ____ No  X

                   SHEARSON SELECT ADVISORS FUTURES FUND L.P.
                                    FORM 10-Q
                                      INDEX

                                                                    Page
                                                                   Number

PART I - Financial Information:

   Item 1.  Financial Statements:

            Statements of Financial Condition at
            June 30, 2003 and December 31,
            2002 (unaudited).                                          3

            Condensed Schedules of Investments at
            June 30, 2003 and December 31, 2002
            (unaudited).                                             4 - 5

            Statements of Income and Expenses
            and Partners' Capital for the three and
            six months ended June 30, 2003 and 2002
            (unaudited).                                              6

            Notes to Financial Statements
            (unaudited).                                            7 - 11

   Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations.                                             12 - 14

   Item 3.  Quantitative and Qualitative Disclosures
            about Market Risk.                                      15 - 16

   Item 4.  Controls and Procedures.                                  17

PART II - Other Information                                           18

                                Part I

                     Item 1. Financial Statements


                   Shearson Select Advisors Futures Fund L.P.
                        Statements of Financial Condition
                                   (Unaudited)

                                                        June 30,    December 31,
                                                          2003           2002
                                                     ------------  -------------
Assets:

Equity in commodity futures trading account:
  Cash  (restricted $460,031 and $508,469 in
   2003 and 2002, respectively)                       $ 4,975,596    $ 3,806,735
  Net unrealized (depreciation) appreciation
   on open positions*                                    (183,401)       370,426
                                                      -----------    -----------
                                                        4,792,195      4,177,161
Interest receivable                                         2,808          2,814
                                                      -----------    -----------
                                                      $ 4,795,003    $ 4,179,975
                                                      ===========    ===========


Liabilities and Partners' Capital:

Liabilities:
 Accrued expenses:
  Commissions                                         $    23,975    $    20,900
  Management  fees                                         15,740         13,756
  Incentive fees                                           36,775              -
  Other                                                    48,946         32,228
 Redemptions payable                                       94,653         53,678
                                                      -----------    -----------
                                                          220,089        120,562
                                                      -----------    -----------

Partners' Capital :
  General Partner, 34  Unit equivalents
    outstanding  in 2003 and 2002                         134,092        114,066
  Limited Partners, 1,126 and 1,176 Units
    of Limited Partnership Interest
    outstanding in 2003 and 2002, respectively          4,440,822      3,945,347
                                                      -----------    -----------
                                                        4,574,914      4,059,413
                                                      -----------    -----------
                                                      $ 4,795,003    $ 4,179,975
                                                      ===========    ===========

* Forward contracts included in this balance are presented gross in the accompanying Condensed Schedules of Investments

See Accompanying Notes to Unaudited Financial Statements.
                                        3

                   Shearson Select Advisors Futures Fund L.P.
                        Condensed Schedule of Investments
                                  June 30, 2003
                                   (Unaudited)

Sector                                     Contract                                                Fair Value
----------------------------------------   ----------------------------------------------------  -------------

Currencies
                                           Unrealized appreciation on forward contracts 2.96%      $ 135,404
                                           Unrealized depreciation on forward contracts (4.27)%     (195,297)
                                                                                                -------------
   Total Currencies  (1.31)%                                                                         (59,893)
                                                                                                -------------


Interest Rates U.S.  (0.36)%               Futures contracts purchased  (0.36)%                      (16,484)
                                                                                                -------------


Interest Rates Non-U.S.
                                           Futures contracts purchased  (2.28)%                     (104,446)
                                           Futures contracts sold  0.71%                              32,572
                                                                                                -------------
   Total Interest Rates Non-U.S. (1.57)%                                                             (71,874)
                                                                                                -------------

Metals
                                           Futures contracts purchased  (0.28)%                      (12,680)
                                                                                                -------------
                                           Total futures contracts

                                           Unrealized appreciation on forward contracts 0.05%          2,138
                                           Unrealized depreciation on forward contracts (1.08)%      (49,355)
                                                                                                -------------
                                             Total forward contracts  (1.03)%                        (47,217)

   Total Metals  (1.31)%                                                                             (59,897)
                                                                                                -------------


Total Indices   0.54%                      Futures contracts purchased  0.54%                         24,747
                                                                                                -------------

                                                                                                -------------
Total Fair Value  (4.01)%                                                                         $ (183,401)
                                                                                                =============

Country Composition                       Investments                                     % of Investments
                                          at Fair Value                                     at  Fair Value
--------------------                      -------------                                         -------

Australia                                   $ (57,871)                                          (31.55)%
Germany                                       (29,655)                                          (16.17)
Japan                                          63,968                                            34.88
United Kingdom                                (68,913)                                          (37.58)
United States                                 (90,930)                                          (49.58)
                                         -------------                                         --------
                                           $ (183,401)                                         (100.00)%
                                         =============                                          ========




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

                   Shearson Select Advisors Futures Fund L.P.
                        Condensed Schedule of Investments
                                December 31, 2002


                                     Number of
Sector                               Contracts         Contract                                             Fair Value
                                                                                                            ----------

Currencies
                                                       Unrealized depreciation on forward positions (2.58)%  $ (104,615)
                                                       Unrealized appreciation on forward positions 6.55%
                                     EURO 6,075,000    EURO/USD 4.09%, March 19, 2003                           166,218
                                                       Other 2.46%                                               99,730
                                                                                                             ----------
                                                                                                                265,948
                                                                                                             ----------
  Total Currencies 3.97%                                                                                        161,333
                                                                                                             ----------

Total Interest Rates U.S. 0.68%                         Futures contracts purchased 0.68%                        27,775
                                                                                                             ----------
Total Interest Rates Non-U.S. 3.94%                     Futures contracts purchased 3.94%                       159,955
                                                                                                             ----------
Metals
                                                        Futures contracts purchased 0.78%                       $31,570

                                                        Unrealized depreciation on forward positions  (0.51)%   (20,758)
                                                        Unrealized appreciation on forward positions   0.16%      6,428
                                                                                                             ----------
                                                        Total Forward contracts (0.35)%                         (14,330)
                                                                                                             ----------
  Total Metals 0.43%                                                                                             17,240
                                                                                                             ----------

Indices
                                                        Futures contracts sold 0.14%                              5,813
                                                        Futures contracts purchased (0.04)%                      (1,690)
                                                                                                             ----------
  Total Indices 0.10%                                                                                             4,123
                                                                                                             ----------

Total Fair Value 9.12%                                                                                         $370,426
                                                                                                             ==========

                                               Investments                                           % of Investments
Country Composition                           at Fair Value                                            at Fair Value
----------------------------------            ---------------                                          -------------
Australia                                     $   12,096                                                    3.27%
Germany                                           73,238                                                   19.77
Japan                                             41,860                                                   11.30
United Kingdom                                    24,244                                                    6.54
United States                                    218,988                                                   59.12
                                                ---------                                                 -------
                                                $370,426                                                  100.00%
                                                ==========                                                =======




Percentages are based on Partner's capital unless otherwise indicated. See accompanying notes to financial statements.

                   SHEARSON SELECT ADVISORS FUTURES FUND L.P.
             STATEMENTS OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED          SIX MONTHS ENDED
                                                              JUNE 30,                      JUNE 30,
                                                      --------------------------    -------------------------
                                                           2003          2002            2003          2002
                                                     ---------------------------    --------------------------
Income:
  Net gains (losses) on trading of commodity
   interests:
  Realized gains on closed positions                  $   451,400    $   523,064    $ 1,569,127    $   341,128
  Change in unrealized gains (losses) on open
   positions                                              (84,062)       659,370       (553,827)       517,401
                                                      -----------    -----------    -----------    -----------
  Net realized and unrealized  gains                      367,338      1,182,434      1,015,300        858,529
  Interest income                                           8,812          8,317         17,251         17,013
                                                      -----------    -----------    -----------    -----------
                                                          376,150      1,190,751      1,032,551        875,542
                                                      -----------    -----------    -----------    -----------
 Expenses:
  Brokerage commissions including clearing fees
  of $1,193, $732, $1,862  and $1,379, respectively        74,605         50,057        146,703         96,537
  Management fees                                          47,569         31,851         94,236         61,444
  Incentive fees                                           36,775              -         66,775              -
  Other expenses                                            8,816          8,588         16,718         17,176
                                                      -----------    -----------    -----------    -----------
                                                          167,765         90,496        324,432        175,157
                                                      -----------    -----------    -----------    -----------
  Net income                                              208,385      1,100,255        708,119        700,385
  Redemptions                                             (94,653)      (109,217)      (192,618)      (145,021)
                                                      -----------    -----------    -----------    -----------
  Net increase in Partners' capital                       113,732        991,038        515,501        555,364
Partners' capital, beginning of period                  4,461,182      2,740,037      4,059,413      3,175,711
                                                      -----------    -----------    -----------    -----------
Partners' capital, end of period                      $ 4,574,914    $ 3,731,075    $ 4,574,914    $ 3,731,075
                                                      ===========    ===========    ===========    ===========
Net asset value per Unit
  (1,160 and 1,264 Units outstanding
  at June 30, 2003 and 2002, respectively)            $  3,943.89    $  2,951.80    $  3,943.89    $  2,951.80
                                                      ===========    ===========    ===========    ===========
Net income per Unit of Limited Partnership
  Interest and General Partner Unit equivalent        $    176.00    $    845.70    $    589.00    $    542.31
                                                      ===========    ===========    ===========    ===========

See Accompanying Notes to Unaudited Financial Statements.
                                       6

                   Shearson Select Advisors Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2003
                                   (Unaudited)

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

     On April 7, 2003, Smith Barney Futures Management LLC changed its name to Citigroup Managed Futures LLC. Citigroup Managed Futures LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"), formerly Salomon Smith Barney
Inc. CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), formerly Salomon Smith Barney Holdings Inc., which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc ("Citigroup"). As of June 30, 2003, all trading decisions are made by John W. Henry & Company (the "Advisor").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at June 30, 2003 and December 31, 2002 and the results of its operations for the three and six months ended June 30, 2003 and 2002. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.
                                                                     (Continued)
                                       7

                   Shearson Select Advisors Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2003
                                   (Unaudited)
                                   (Continued)


2. Financial Highlights:

     Changes in net asset value per Unit for the three and six months ended June 30, 2003 and 2002 were as follows:

                                   THREE-MONTHS ENDED         SIX-MONTHS ENDED
                                         JUNE 30,                  JUNE 30,
                                     2003         2002        2003         2002
                                    -------      ------       ------       ------
Net realized and unrealized
 gains *                      $     247.25 $     870.39 $     723.17 $     589.36
Interest income                       7.44         6.39        14.42        12.99
Expenses **                         (78.69)      (31.08)     (148.59)      (60.04)
                                    -------      ------       ------       ------
Increase for period                 176.00       845.70       589.00       542.31
Net Asset Value per Unit,
 beginning of period              3,767.89     2,106.10     3,354.89     2,409.49
                                    -------      ------       ------       ------
Net Asset Value per Unit,
 end of period                $   3,943.89 $   2,951.80 $   3,943.89 $   2,951.80
                                    -------      ------       ------       ------

*        Includes brokerage commissions
**       Excludes brokerage commissions

                   Shearson Select Advisors Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2003
                                   (Unaudited)
                                   (Continued)

Financial Highlights continued:

                                   THREE-MONTHS ENDED   SIX-MONTHS ENDED
                                         JUNE 30,           JUNE 30,
                                       2003     2002     2003     2002
                                      -------   ------   -----   ------
Ratios to average net assets: ***

     Net investment loss before
      incentive fees ****             (10.6)%  (10.8)%  (10.7)%  (10.4)%
                                      -------  ------   ------   ------

     Operating expenses                11.4%    11.9%    11.4%    11.6%
     Incentive fees                     3.2%     0.0%     3.0%     0.0%
                                      -------  ------   ------    -----
     Total expenses                    14.6%    11.9%    14.4%    11.6%
                                      -------  ------   ------    ----
Total Return:

     Total return before incentive
      fees                              5.5%    40.2%    19.3%    22.5%
     Incentive fees                    (0.8)%    0.0%    (1.7)%    0.0%
                                      -------  ------   ------    -----
     Total return after incentive
      fees                              4.7%    40.2%    17.6%    22.5%
                                      -------  ------   ------    -----

***           Annualized
****          Interest income less total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the period.

                   Shearson Select Advisors Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2003
                                   (Unaudited)
                                   (Continued)

3.  Trading Activities:

     The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activities are shown in the Statements of Income and Expenses and Partners' Capital and are discussed in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The  Customer   Agreement   between  the  Partnership  and  CGM  gives  the
Partnership the legal right to net unrealized gains and losses.

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values during the six and twelve months ended June 30, 2003 and December 31, 2002, based on a monthly calculation, were
$395,503 and $397,306, respectively. The fair value of these commodity interests, including options thereon, if applicable, at June 30, 2003 and December 31, 2002, were $(183,401) and $370,426, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

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

                   Shearson Select Advisors Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2003
                                   (Unaudited)
                                   (Continued)

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

     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized as unrealized appreciation in the statements of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has credit risk and concentration risk because the sole counterparty or broker with respect to the Partnership's assets is CGM.

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

     The majority of these instruments mature within one year of June 30, 2003. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the second quarter of 2003.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

     For the six months ended June 30, 2003, Partnership capital increased 12.7% from $4,059,413 to $4,574,914. This increase was attributable to net income from operations of $708,119 which was partially offset by the redemption of 50 Units resulting in an outflow of $192,618. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

     All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statements of financial condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which marked quotations are not readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the period. Realized gains (losses) and changes in unrealized gains (losses) on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

     Foreign currency contracts are those contracts where the Partnership agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership's net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the date of entry into the contracts and the forward rates at the reporting date, is included in the statement of financial condition. Realized gains (losses) and changes in unrealized gains (losses) on open positions are recognized in the period in which the contract is closed or the changes occur and are included in the statements of income and expenses and partners' capital.

Results of Operations

     During the Partnership's second quarter of 2003, the net asset value per Unit increased 4.7% from $3,767.89 to $3,943.89 as compared to an increase of 40.2% in the second quarter of 2002. The Partnership experienced a net trading gain before brokerage commissions and related fees in the second quarter of 2003 of $367,338. Gains were primarily attributable to the trading of commodity contracts in currencies, U.S. and non-U.S. interest rates and indices and were partially offset by losses in metals. The Partnership experienced a net trading gain before brokerage commissions and related fees in the second quarter of 2002 of $1,182,434. Gains were primarily attributable to the trading of commodity contracts in currencies, non-U.S. interest rates and indices and were partially offset by losses in U.S. interest rates and metals.

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

     Interest income on 70% of the Partnership's daily average equity maintained in cash was earned at the monthly average 13-week U.S. Treasury Bill yield. CGM may continue to maintain the Partnership assets in cash and/or place all of the Partnership assets in 90-day Treasury bills and pay the Partnership 70% of the interest earned on the Treasury bills purchased. CGM will retain 30% of any interest earned on Treasury bills. Interest income for the three and six months ended June 30, 2003 increased by $495 and $238, respectively, as compared to the corresponding periods in 2002. The increase in interest income is primarily due to a increase in net assets for the three and six months ended June 30, 2003 as compared to 2002.

     Brokerage commissions are calculated on the Partnership's adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and six months ended June 30, 2003 increased by $24,548 and $50,166, respectively, as compared to the corresponding periods in 2002. The increase in brokerage commissions is due to higher average net assets during the three and six months ended June 30, 2003 as compared to 2002.

     Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and six months ended June 30, 2003 increased by $15,718 and $32,792, respectively, as compared to the corresponding periods in 2002. The increase in management fees is due to higher average net assets during the three and six months ended June 30, 2003 as compared to 2002.

     Incentive fees paid by the Partnership are based on the new trading profits of the Partnership as defined in the Limited Partnership Agreement. Trading profits for the three and six months ended June 30, 2003 resulted in incentive fees of $36,775 and $66,775, respectively. There were no incentive fees earned for the three and six months ended June 30, 2002.

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

     Exchange maintenance margin requirements have been used by the Partnership as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to Value at Risk.

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of June 30, 2003 and the highest and lowest value at any point during the three and six months ended June 30, 2003. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of June 30, 2003, the Partnership's total capitalization was $4,574,914. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2002.

                               June 30, 2003
                               (Unaudited)
                                                            Quarter Ended
                                                            June 30, 2003                Year to Date
Market                        Value at   % of Total      High Value     Low Value    High Value  Low Value
Sector                          Risk    Capitalization   at  Risk       at  Risk      at Risk     at  Risk
-------------                ----------   ------------    ----------    ---------    ---------    ----------
Currencies:
- OTC Contracts              $157,860        3.45%       $212,440      $67,365        $254,880     $49,005
Interest rates U.S.            18,500        0.41%         60,250       18,500          60,250      18,500
Interest Rates Non-U.S.       156,585        3.42%        255,109       67,340         255,109      49,457
Metals:
- Exchange Traded
   Contracts                   18,000        0.39%         18,000        9,000          18,000       9,000
 - OTC Contracts                4,000        0.09%         23,750        4,000          42,625       4,000
Indices                        90,023        1.97%         97,691       43,040         113,613      24,052
                             -------         -----
Total                        $444,968        9.73%
                             -------         -----

Item 4. Controls and Procedures

     Based on their evaluation of the Partnership's disclosure controls and procedures as of June 30, 2003, the Chief Executive Officer and Chief Financial Officer of the General Partner have concluded that such controls and procedures are effective.

     There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect such controls subsequent to the date of their evaluation.

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings


     The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and under Part II, Item 1 "Legal Proceedings" in the Partnership's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003.

Enron

On July 28, 2003, Citigroup entered into a final settlement agreement with the Securities and Exchange Commission ("SEC") to resolve the SEC's outstanding investigations into Citigroup transactions with Enron and Dynegy. Pursuant to the settlement, Citigroup has, among other terms, (1) consented to the entry of an administrative cease and desist order, which bars Citigroup from committing or causing violations of provisions of the federal securities laws, and (2) agreed to pay $120 million ($101.25 million allocable to Enron and $18.75 million allocable to Dynegy). Citigroup entered into this settlement without admitting or denying any wrongdoing or liability, and the settlement does not establish wrongdoing or liability for purposes of any other proceeding. On July 28, 2003, Citibank, N.A. entered into an agreement with the Office of the Comptroller of the Currency ("OCC") and Citigroup entered into an agreement with the Federal Reserve Bank of New York ("FED") to resolve their inquiries into certain of Citigroup's transactions with Enron. Pursuant to the agreements, Citibank and Citigroup have agreed to submit plans to the OCC and FED, respectively, regarding the handling of complex structured finance transactions. Also on July 28, 2003, Citigroup entered into a settlement agreement with the Manhattan District Attorney's Office to resolve its investigation into certain of Citigroup's transactions with Enron; pursuant to the settlement, Citigroup has agreed to pay $25.5 million and to abide by its agreements with the SEC, OCC and FED.

Additional Actions Several additional actions, previously identified, have been consolidated with the Newby action and are stayed, except with respect to certain discovery, until after the Court's decision on class certification. Also, in July 2003, an action was brought by purchasers in the secondary market of Enron bank debt against Citigroup, Citibank, Citigroup Global Markets Inc. ("CGM"), and others, alleging claims for common law fraud, conspiracy, gross negligence, negligence and breach of fiduciary duty.

Research

On June 23, 2003, the West Virginia Attorney General filed an action against CGM and nine other firms that were parties to the April 28, 2003 settlement with the SEC, the National Association of Securities Dealers ("NASD"), the New York Stock Exchange ("NYSE") and the New York Attorney General (the "Research Settlement"). The West Virginia Attorney General alleges that the firms violated the West
Virginia Consumer Credit and Protection Act in connection with their research activities and seeks monetary penalties.

In May 2003, the SEC, NYSE and NASD issued a subpoena and letters to CGM requesting documents and information with respect to their continuing investigation of individuals in connection with the supervision of the research and investment banking departments of CGM. Other parties to the Research Settlement have received similar subpoena and letters.

In April 2003, to effectuate the Research Settlement, the SEC filed a Complaint and Final Judgment in the United States District Court for the Southern District of New York. The Final Judgment has not yet been entered by the court, and the court has asked for certain additional information. Also in April 2003, the NASD accepted the Letter of Acceptance, Waiver and Consent entered into with CGM in connection with the Research Settlement; and in May 2003, the NYSE advised CGM that the Hearing Panel's Decision, in which it accepted the Research Settlement, had become final. CGM is currently in discussion with various of the states with respect to completion of the state components of the Research Settlement. Payment will be made in conformance with the payment provisions of the Final Judgment.

WorldCom, Inc.

On May 19, 2003, a motion to dismiss an amended complaint in the WorldCom, Inc. Securities Litigation was denied.

Dynegy Inc.

On June 6, 2003, the complaint in a pre-existing putative class action pending in the United States District Court for the Southern District of Texas, brought by purchasers of publicly traded debt and equity securities of Dynegy Inc., was amended to add Citigroup, Citibank and CGM, as well as other banks, as defendants. The plaintiffs allege violations of the federal securities laws against the Citigroup defendants.

Adelphia Communications Corporation
-----------------------------------

On July 6, 2003, an adversary proceeding was filed by the Official Committee of Unsecured Creditors on behalf of Adelphia against certain lenders and investment banks, including CGM, Citibank, N.A., Citicorp USA, Inc., and Citigroup Financial Products, Inc. (together, the Citigroup Parties). The Complaint alleges that the Citigroup Parties and numerous other defendants committed acts in violation of the Bank Company Holding Act and the common law. The complaint seeks equitable relief and an unspecified amount of compensatory and punitive damages.

In addition, Salomon Smith Barney Inc. (predecessor of Citigroup Global Markets Inc.) is among the underwriters named in numerous civil actions brought to date by investors in Adelphia debt securities in connection with Adelphia securities offerings between September 1997 and October 2001. Three of the complaints also assert claims against Citigroup and Citibank, N.A. All of the complaints allege violations of federal securities laws, and certain of the complaints also allege violations of state securities laws and the common law. The complaints seek unspecified damages.

Other

MKP Master Fund, LDC et al. v. Salomon Smith Barney Inc.
--------------------------------------------------------
In July 2003, CGM's motion for summary judgment was granted.

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

          (a)   Exhibit  -  31.1  -  Rule   13a-14(a)/15d-14(a)   Certifications
          (Certifications of President and Director)

          Exhibit   -   31.2   -   Rule    13a-14(a)/15d-14(a)    Certifications
          (Certifications of Chief financial Officer and Director)

          Exhibit - 32.1 - Section 1350 Certifications (Certification of President and Director).

          Exhibit - 32.2 - Section 1350 Certifications (Certification of Chief Financial Officer and Director).

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


By:   s/ David J. Vogel
         David J. Vogel, President and Director

Date:      8/13/03

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   Citigroup Managed Futures LLC
         (General Partner)


By:  /s/ David J. Vogel
         David J. Vogel, President and Director

Date:      8/13/03


By:  /s/ Daniel R. McAuliffe, Jr.
         Daniel R. McAuliffe, Jr.
         Chief Financial Officer and Director

Date:      8/13/03

                                                                    Exhibit 31.1
                                 CERTIFICATIONS

I, David J. Vogel, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Shearson Select Advisors Futures Fund L.P. (the "registrant");

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition and results of operations of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 13, 2003


                                               /s/ David J. Vogel
                                                   David J. Vogel
                                                   Citigroup Managed Futures LLC
                                                   President and Director

                                                                    Exhibit 31.2
                                 CERTIFICATIONS

I, Daniel R. McAuliffe, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Shearson Select Advisors Futures Fund L.P. (the "registrant");

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition and results of operations of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 13, 2003


                                       /s/ Daniel R. Mcauliffe, Jr.
                                           Daniel R. McAuliffe, Jr.
                                           Citigroup Managed Futures LLC
                                           Chief Financial Officer and Director

                                                                    Exhibit 32.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Shearson Select Advisors Futures Fund L.P. (the "Partnership") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David J. Vogel, President and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


/s/ David J. Vogel
David J. Vogel
Citigroup Managed Futures LLC
President and Director

August 13, 2003

                                                                   Exhibit 32.2
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Shearson Select Advisors Futures Fund L.P. (the "Partnership") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel R. McAuliffe, Jr., Chief Financial Officer and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Daniel R. McAuliffe, Jr.
Daniel R. McAuliffe, Jr.
Citigroup Managed Futures LLC
Chief Financial Officer and Director

August 13, 2003