Form 10-Q
period 2003-09-30
SHEARSON LEHMAN SELECT ADVISORS FUTURES FUND L P
filed 2003-11-13
CIK 811078

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE Act of 1934

For the Quarter ended September 30, 2003

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

                                                           Yes ____ No __X__

                   SHEARSON SELECT ADVISORS FUTURES FUND L.P.
                                    FORM 10-Q
                                      INDEX

                                                                   Page
                                                                  Number

PART I - Financial Information:

  Item 1.  Financial Statements:

           Statements of Financial Condition at
           September 30, 2003 and December 31,
           2002 (unaudited).                                        3

           Condensed Schedules of Investments at
           September 30, 2003 and December 31, 2002
           (unaudited).                                            4 - 5

           Statements of Income and Expenses
           and Partners' Capital for the three and
           nine months ended September 30, 2003 and
           2002 (unaudited).                                         6

           Notes to Financial Statements
           (unaudited).                                            7 - 11

  Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results of
           Operations.                                            12 - 15

  Item 3.  Quantitative and Qualitative Disclosures
           about Market Risk.                                     16 - 17

  Item 4.  Controls and Procedures.                                 18

PART II - Other Information                                         19

                                 Part I

                          Item 1. Financial Statements


                   Shearson Select Advisors Futures Fund L.P.
                        Statements of Financial Condition
                                   (Unaudited)

                                                     September 30, December 31,
                                                          2003          2002
                                                     ------------   ------------

Assets:

Equity in commodity futures trading account:
Cash (restricted $446,427 and $508,469 in
2003 and 2002, respectively)                          $4,193,984     $3,806,735
Net unrealized (depreciation) appreciation
on open futures positions                                 (3,033)       223,423
Unrealized appreciation on open forward contracts        471,884        272,376
                                                     -----------    -----------
                                                       4,662,835      4,302,534

Interest receivable                                        2,478          2,814
                                                     -----------    -----------
                                                      $4,665,313     $4,305,348
                                                     ===========    ===========


Liabilities and Partners' Capital:

Liabilities:

Unrealized depreciation on open forward contracts       $316,048       $125,373
Accrued expenses:
Commissions                                               21,746         20,900
Management fees                                           14,306         13,756
Other                                                     35,831         32,228
Redemptions payable                                       58,998         53,678
                                                     -----------    -----------
                                                          446,929        245,935
                                                     -----------    -----------

Partners' Capital :
General Partner, 34 Unit equivalents
outstanding in 2003 and 2002                             125,372        114,066
Limited Partners, 1,110 and 1,176 Redeemable Units
of Limited Partnership Interest
outstanding in 2003 and 2002, respectively             4,093,012      3,945,347
                                                     -----------    -----------
                                                       4,218,384      4,059,413
                                                     -----------    -----------
                                                      $4,665,313     $4,305,348
                                                     ===========    ===========

See Accompanying Notes to Unaudited Financial Statements.
                                        3

                   Shearson Select Advisors Futures Fund L.P.
                        Condensed Schedule of Investments
                               September 30, 2003
                                   (Unaudited)

Sector                      Number of contracts     Contract                                                      Fair Value
---------------             --------------------------------------------------------                           ----------------
Currencies
                                               Unrealized depreciation on forward contracts (6.30)%
                                 CHF 2,691,000 CHF/USD (2.50)% December 17, 2003                                  $ (105,563)
                                               Other  (3.80)%                                                       (160,125)
                                                                                                              ---------------
                                                                                                                    (265,688)
                                               Unrealized appreciation on forward contracts 10.81%
                               JPY 734,868,042 JPY/USD 6.42%  December 17, 2003                                      270,618
                                               Other  4.39%                                                          185,190
                                                                                                              ---------------
                                                                                                                     455,808

                                                                                                              --------------
   Total Currencies  4.51%                                                                                           190,120
                                                                                                              ---------------


Interest Rates U.S.  0.64%                     Futures contracts purchased  0.64%                                     27,063
                                                                                                              ---------------


Interest Rates Non-U.S.
                                               Futures contracts sold  (0.81)%                                       (34,255)
                                               Futures contracts purchased  0.40%                                     16,933
                                                                                                               ---------------
   Total Interest Rates Non-U.S. (0.41)%                                                                             (17,322)
                                                                                                               ---------------

Metals
                                               Futures contracts purchased  0.58%                                     24,660


                                               Unrealized depreciation on forward contracts (1.19)%                  (50,360)
                                               Unrealized appreciation on forward contracts 0.38%                     16,076
                                                                                                              ---------------
                                                 Total forward contracts  (0.81)%                                    (34,284)

   Total Metals  (0.23)%                                                                                              (9,624)
                                                                                                              ---------------


Indices
                                               Futures contracts sold  0.07%                                           2,900
                                               Futures contracts purchased  (0.96)%                                  (40,334)
                                                                                                              ---------------
   Total Indices   (0.89)%                                                                                           (37,434)
                                                                                                              ---------------

Total Fair Value  3.62%                                                                                            $ 152,803
                                                                                                              ===============

Country Composition                           Investments at                      % of Investments at
                                                 Fair Value                           Fair Value
-----------------------                      ---------------------------           --------------
Germany                                         $ 16,922                              11.07 %
Japan                                            (68,606)                            (44.89)
United Kingdom                                   (34,596)                            (22.64)
United States                                    239,083                             156.46
                                              -----------                          ----------
                                               $ 152,803                             100.00 %
                                              ===========                          =========




Percentages are based on Partners' capital unless otherwise indicated See Accompanying Notes to Unaudited Financial Statements.

                   Shearson Select Advisors Futures Fund L.P.
                        Condensed Schedule of Investments
                                December 31, 2002
                                (Unaudited)


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

                   SHEARSON SELECT ADVISORS FUTURES FUND L.P.
             STATEMENTS OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)


                                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                     SEPTEMBER 30,               SEPTEMBER 30,
                                                               --------------------------     --------------------------
                                                                   2003          2002            2003           2002
                                                               -----------     ---------      --------------------------
Income:
Net gains (losses) on trading of commodity
interests:
Realized gains (losses) on closed positions                      $(522,283)    $1,327,528     $1,046,844     $1,668,656
Change in unrealized gains (losses) on open
positions                                                          336,204       (244,250)      (217,623)       273,151
                                                               -----------    -----------    -----------    -----------
Net realized and unrealized gains (losses)                        (186,079)     1,083,278        829,221      1,941,807

Interest income                                                      7,649         11,739         24,900         28,752
                                                               -----------    -----------    -----------    -----------
                                                                  (178,430)     1,095,017        854,121      1,970,559
                                                               -----------    -----------    -----------    -----------

Expenses:
Brokerage commissions including clearing fees
of $1,387, $424, $3,249 and $1,803, respectively                    69,262         68,161        215,965        164,698
Management fees                                                     44,021         44,272        138,257        105,716
Incentive fees                                                          --        124,151         66,775        124,151
Other expenses                                                       5,819          8,496         22,537         25,672
                                                               -----------    -----------    -----------    -----------
                                                                   119,102        245,080        443,534        420,237
                                                               -----------    -----------    -----------    -----------

Net income (loss)                                                 (297,532)       849,937        410,587      1,550,322
Redemptions - L.P.                                                 (58,998)      (137,720)      (251,616)      (282,741)
                                                               -----------    -----------    -----------    -----------

Net increase (decrease) in Partners' capital                      (356,530)       712,217        158,971      1,267,581

Partners' capital, beginning of period                           4,574,914      3,731,075      4,059,413      3,175,711
                                                              -----------    -----------    -----------    -----------

Partners' capital, end of period                                $4,218,384     $4,443,292     $4,218,384     $4,443,292
                                                               -----------    -----------    -----------    -----------

Net asset value per Redeemable Unit
(1,144 and 1,226 Redeemable Units outstanding
at September 30, 2003 and 2002, respectively)                    $3,687.40      $3,624.22      $3,687.40      $3,624.22
                                                               -----------    -----------    -----------    -----------


Net income (loss) per Redeemable Unit of Limited Partnership
Interest and General Partner Unit equivalent                      $(256.49)       $672.42        $332.51      $1,214.73
                                                               -----------    -----------    -----------    -----------

See Accompanying Notes to Unaudited Financial Statements.

                   Shearson Select Advisors Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2003
                                   (Unaudited)

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

     On April 7, 2003, Smith Barney Futures Management LLC changed its name to Citigroup Managed Futures LLC. Citigroup Managed Futures LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"), formerly Salomon Smith Barney
Inc. CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), formerly Salomon Smith Barney Holdings Inc., which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. As of September 30, 2003, all trading decisions are made by John W. Henry & Company (the "Advisor").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at September 30, 2003 and December 31, 2002 and the results of its operations for the three and nine months ended September 30, 2003 and 2002. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

     Certain prior period amounts have been reclassified to conform to current year presentation.


                                                                   (Continued)

                   Shearson Select Advisors Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2003
                                   (Unaudited)
                                   (Continued)


2.       Financial Highlights:

     Changes in net asset value per Redeemable Unit for the three and nine months ended September 30, 2003 and 2002 were as follows:

                                                THREE-MONTHS ENDED                    NINE-MONTHS ENDED
                                                   SEPTEMBER 30,                        SEPTEMBER  30,

                                               2003            2002                 2003             2002

Net realized and unrealized
 (losses) gains *                          $ (220.11)      $  803.10             $  503.06        $1,392.46
Interest income                                 6.60            9.29                 21.02            22.28
Expenses **                                   (42.98)        (139.97)              (191.57)         (200.01)
                                            ---------       --------               -------          --------
Decrease/Increase for period                 (256.49)         672.42                332.51         1,214.73

Net Asset Value per Redeemable
 Unit, beginning of period                  3,943.89        2,951.80              3,354.89         2,409.49
                                            ---------       --------               -------          --------
Net Asset Value per Redeemable
 Unit, end of period                       $3,687.40       $3,624.22             $3,687.40        $3,624.22
                                            ========        ========              ========         ========


*        Includes brokerage commissions
**       Excludes brokerage commissions

                   Shearson Select Advisors Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2003
                                   (Unaudited)
                                   (Continued)

Financial Highlights continued:

                                                       THREE-MONTHS ENDED                      NINE-MONTHS ENDED
                                                         SEPTEMBER 30,                            SEPTEMBER   30,
                                                        2003             2002                 2003           2002

Ratios to average net assets: ***

     Net investment loss before
      incentive fees ****                             (10.0)%           (10.4)%              (10.5)%       (10.4)%

     Operating expenses                                10.7%             11.6%                11.2%         11.6%
     Incentive fees                                     0.0%             11.9%                 2.0%          4.9%
                                                      -------           --------             -------      --------
     Total expenses                                    10.7%             23.5%                13.2%         16.5%
                                                      ========        ========              ========      ========
Total Return:

     Total return before incentive
      fees                                             (6.5)%            26.2%                11.7%         54.6%
     Incentive fees                                    (0.0)%            (3.4)%               (1.8)%        (4.2)%
                                                       ---------       --------               -------     --------
     Total return after incentive fees                 (6.5)%            22.8%                 9.9%         50.4%
                                                      ========        ========              ========      ========


***           Annualized
****          Interest income less total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the period.

                   Shearson Select Advisors Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2003
                                   (Unaudited)
                                   (Continued)

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

     The  Customer   Agreement   between  the  Partnership  and  CGM  gives  the
Partnership the legal right to net unrealized gains and losses on open futures positions.

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values during the nine and twelve months ended September 30, 2003 and December 31, 2002, based on a monthly calculation, were assets of $271,624 and $397,306, respectively. The fair value of these commodity interests, including options thereon, if applicable, at September 30, 2003 and December 31, 2002, were assets of $152,803 and $370,426, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

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

                   Shearson Select Advisors Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2003
                                   (Unaudited)
                                   (Continued)

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

     The majority of these  instruments  mature within one year of September 30,
2003.  However,  due  to  the  nature  of  the  Partnership's  business,   these
instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the third quarter of 2003.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

     For the nine months ended September 30, 2003, Partnership capital increased 3.9% from $4,059,413 to $4,218,384. This increase was attributable to net income from operations of $410,587 which was partially offset by the redemption of 66 Redeemable Units resulting in an outflow of $251,616. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

     All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statements of financial condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the period. Realized gains (losses) and changes in unrealized gains (losses) on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

     Foreign currency contracts are those contracts where the Partnership agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership's net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the date of entry into the contracts and the forward rates at the reporting date, is included in the statements of financial condition. Realized gains (losses) and changes in unrealized gains (losses) on open positions are recognized in the period in which the contract is closed or the changes occur and are included in the statements of income and expenses and partners' capital.

Results of Operations

     During the Partnership's third quarter of 2003, the net asset value per Redeemable Unit decreased 6.5% from $3,943.89 to $3,687.40 as compared to an increase of 22.8% in the third quarter of 2002. The Partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 2003 of $186,079. Losses were primarily attributable to the trading of commodity contracts in currencies, U.S. and non-U.S. interest rates and metals and were partially offset by gains in indices. The Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 2002 of $1,083,278. Gains were primarily attributable to the trading of commodity contracts in U.S. and non-U.S. interest rates and indices and were partially offset by losses in currencies and metals.

     During the nine months ended September 30, 2003, the Partnerships net asset value per Redeemable Unit increased 9.9% from $3,354.89 to $3,687.40 as compared to an increase of 50.4% in the nine months ended September 30, 2002. The Partnership experienced a net trading gain before brokerage commissions and related fees in the nine months ended September 30, 2003 of $829,221. Gains were primarily attributable to the trading of contracts in currencies, U.S. and non-U.S. interest rates and indices and were partially offset by losses in metals. The Partnership experienced a net trading gain before brokerage commissions and related fees in the nine months ended September 30, 2002 of $1,941,807. Gains were primarily attributable to the trading of commodity contracts in metals, U.S. and non-U.S. interest rates and indices and were partially offset by losses in currencies.

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

     Interest income on 70% of the Partnership's daily average equity maintained in cash was earned at the monthly average 13-week U.S. Treasury Bill yield. CGM may continue to maintain the Partnership assets in cash and/or place all of the Partnership assets in 90-day Treasury bills and pay the Partnership 70% of the interest earned on the Treasury bills purchased. CGM will retain 30% of any interest earned on Treasury bills. Interest income for the three and nine months ended September 30, 2003 decreased by $4,090 and $3,852, respectively, as compared to the corresponding periods in 2002. The decrease in interest income is primarily due to a decrease in interest rates for the three and nine months ended September 30, 2003 as compared to 2002.

     Brokerage commissions are calculated on the Partnership's adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and nine months ended September 30, 2003 increased by $1,101 and $51,267, respectively, as compared to the corresponding periods in 2002. The increase in brokerage commissions for the three months ended September 30, 2003 is due to an increase in clearing fees offset by a decrease in average net assets during the period. The increase in brokerage commissions for the nine months ended September 30, 2003 is due to higher average net assets during the period.

     Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three months ended September 30, 2003 decreased by $251 and for the nine months ended September 30, 2003 increased by $32,541 as compared to the corresponding periods in 2002. The decrease in management fees for the three months ended September 30, 2003 is due to a decrease in average net assets during the period. The increase in management fees for the nine months ended September 30, 2003 is due to an increase in average net assets during the period.

     Incentive fees paid by the Partnership are based on the new trading profits of the Partnership as defined in the Limited Partnership Agreement. Trading profits for the three and nine months ended September 30, 2003 resulted in incentive fees of $0 and $66,775, respectively. Trading profits for the three and nine months ended September 30, 2002 resulted in incentive fees of $124,151.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

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

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of September 30, 2003 and the highest and lowest value at any point during the three and nine months ended September 30, 2003. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of September 30, 2003, the Partnership's total capitalization was $4,218,384. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2002.

                               September 30, 2003
                                   (Unaudited)
                                                                                Year to Date
                                         % of Total              High               Low            Average
  Market Sector        Value at Risk   Capitalization       Value at Risk     Value at Risk      Value at risk
  ------------         ------------    --------------        ------------      ------------       ------------
  Currencies:
  - OTC Contracts           $180,240       4.27%                $254,880             $45,571       $163,560
  Interest rates U.S.         33,250       0.79%                  60,250               5,400         30,150
  Interest Rates Non-U.S.     90,126       2.14%                 255,109              49,457        165,372
  Metals:
  - Exchange Traded
     Contracts                18,000       0.42%                  36,000               9,000         16,167
   - OTC Contracts             8,750       0.21%                  42,625               4,000         19,125
  Indices                     95,870       2.27%                 113,613              24,052         83,714
                            -------       ------
  Total                     $426,236      10.10%
                             =======      ======

Item 4. Controls and Procedures

     Based on their evaluation of the Partnership's disclosure controls and procedures as of September 30, 2003, the President and Chief Financial Officer of the General Partner have concluded that such controls and procedures are effective.

     During the Partnership's last fiscal quarter, no changes occurred in the Partnership's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

     The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as updated by our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2003 and June 30, 2003 and our Current Report on Form 8-K dated April 28, 2003.

ENRON

TITTLE, ET AL. v. ENRON CORP., ET AL.

     On September 30, 2003, all of the claims against Citigroup in this litigation were dismissed.

Additional Actions

     Several additional actions, previously identified, have been consolidated or coordinated with the Newby action and are stayed, except with respect to certain discovery, until after the court's decision on class certification. In addition, on August 15, 2003, a purported class action was brought by purchasers of Enron stock alleging state law claims of negligent misrepresentation, fraud, breach of fiduciary duty and aiding and abetting a breach of fiduciary duty. On August 29, 2003, an investment company filed a lawsuit alleging that Citigroup, CGM and several other defendants (including, among others, Enron's auditor, financial institutions, outside law firms and rating agencies) engaged in a conspiracy, which purportedly caused plaintiff to lose credit (in the form of a commodity sales contract) it extended to an Enron subsidiary in purported reliance on Enron's financial statements. On September 24, 2003, Enron filed an adversary proceeding in its chapter 11 bankruptcy proceedings to recover alleged preferential payments and fraudulent transfers involving Citigroup, CGM and other entities, and to disallow or to subordinate bankruptcy claims that Citigroup, CGM and other entities have filed against Enron.

Research

     In connection with the global research settlement, on October 31, 2003, final judgment was entered against CGM and nine other investment banks. In addition, CGM has entered into separate settlement agreements with numerous states and certain U.S. territories.

WORLDCOM

     Citigroup and/or CGM are now named in approximately 35 individual state court actions brought by pension funds and other institutional investors based on underwriting of debt securities of WorldCom. Most of these actions have been removed to federal court and transferred to the United States District Court for the Southern District of New York for centralized pretrial hearings with other WorldCom actions. On October 24, 2003, the court granted plaintiffs' motion to have this matter certified as a class action.

OTHER

     On November 3, 2003, the United States District Court for the Southern District of New York granted the Company's motion to dismiss the consolidated amended complaint asserting violations of certain federal and state antitrust laws by CGM and other investment banks in connection with the allocation of shares in initial public offerings underwritten by such parties.

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

Date:      11/13/03

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   Citigroup Managed Futures LLC
         (General Partner)


By:      /s/ David J. Vogel
         David J. Vogel, President and Director

Date:      11/13/03



By:  /s/ Daniel R. McAuliffe, Jr.
         Daniel R. McAuliffe, Jr.
         Chief Financial Officer and Director

Date:      11/13/03

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: November 13, 2003


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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: November 13, 2003


                                     /s/  Daniel R. Mcauliffe, Jr.
                                          Daniel R. McAuliffe, Jr.
                                          Citigroup Managed Futures LLC
                                          Chief Financial Officer and Director

                                                                   Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Shearson Select Advisors Futures Fund L.P. (the "Partnership") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David J. Vogel, President and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


/s/ David J. Vogel
David J. Vogel
Citigroup Managed Futures LLC
President and Director

November 13, 2003

                                                                    Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Shearson Select Advisors Futures Fund L.P. (the "Partnership") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel R. McAuliffe, Jr., Chief Financial Officer and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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

November 13, 2003