Form 10-Q
period 2004-03-31
SHEARSON LEHMAN SELECT ADVISORS FUTURES FUND L P
filed 2004-05-10
CIK 811078

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE Act of 1934


For the Quarter ended March 31, 2004
                      --------------

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

                        c/o Citigroup Managed Futures LLC
                            399 Park Avenue - 7th Fl.
                            New York, New York 10022
--------------------------------------------------------------------------------
              (Address and Zip Code of principal executive offices)

                                 (212) 559-2011
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                                     Yes X   No
                                                        --   ----

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).
                                                     Yes    No X
                                                        ----   ---

                   SHEARSON SELECT ADVISORS FUTURES FUND L.P.
                                    FORM 10-Q
                                      INDEX

                                                                Page
                                                               Number

PART I - Financial Information:

  Item 1.  Financial Statements:

           Statements of Financial Condition at
           March 31, 2004 and December 31,
           2003 (unaudited).                                         3

           Condensed Schedules of Investments at
           March 31, 2004 and December 31, 2003
           (unaudited).                                            4 - 5

           Statements of Income and Expenses
           and Partners' Capital for the three months
           ended March 31, 2004 and
           2003 (unaudited).                                         6

           Statements of Cash Flows for the three months
           ended March 31, 2004 and 2003 (unaudited).                7

           Notes to Financial Statements
           (unaudited).                                           8 - 11

  Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results of
           Operations.                                            12 - 14

  Item 3.  Quantitative and Qualitative Disclosures
           about Market Risk.                                     15 - 16

  Item 4.  Controls and Procedures.                                 17

PART II - Other Information                                         18

                                     Part I

                          Item 1. Financial Statements

                   Shearson Select Advisors Futures Fund L.P.
                        Statements of Financial Condition
                                   (Unaudited)

                                                                       March 31,   December 31,
                                                                         2004          2003
                                                                     -----------   -----------
Assets:
Equity in commodity futures trading account:
   Cash (restricted $565,877 and $536,151 in 2004 and
    2003, respectively)                                            $ 4,580,144      $4,256,795
   Net unrealized appreciation on open futures positions               155,079             603
   Unrealized appreciation on open forward contracts                   273,537         314,690
                                                                     ---------      -----------
                                                                     5,008,760       4,572,088
Interest receivable                                                      2,521           2,092
                                                                     ---------      ----------
                                                                    $5,011,281      $4,574,180
                                                                     =========       =========


Liabilities and Partners' Capital:
Liabilities:
  Unrealized depreciation on open forward contracts                   $484,623         $18,001
  Accrued expenses:
   Commissions                                                          22,633          22,781
   Management fees                                                      14,943          15,054
   Other                                                                21,137          17,242
  Redemptions payable                                                   58,686           7,869
                                                                     ---------       ---------
                                                                       602,022          80,947
                                                                     ---------       ---------
Partners' capital :
  General Partner, 34 Unit equivalents outstanding in 2004
   and 2003                                                            133,021         133,774
  Limited Partners, 1,093 and 1,108 Redeemable Units of
   Limited Partnership Interest outstanding in 2004 and
   2003, respectively                                                4,276,238       4,359,459
                                                                     ---------       ---------
                                                                     4,409,259       4,493,233
                                                                     ---------       ---------
                                                                    $5,011,281      $4,574,180
                                                                     =========       =========


See Accompanying Notes to Unaudited Financial Statements.

                   Shearson Select Advisors Futures Fund L.P.
                        Condensed Schedule of Investments
                                 March 31, 2004
                                   (Unaudited)

Sector                                      Contract                                                   Fair Value
------------                               -----------                                                -----------
Currencies
                                            Unrealized depreciation on forward contracts (10.71)%   $  (472,449)
                                            Unrealized appreciation on forward contracts 5.78%          254,999
                                                                                                       --------
   Total Currencies  (4.93)%                                                                           (217,450)
                                                                                                       --------

Total Interest Rates U.S.  1.54%            Futures contracts purchased  1.54%                           67,906
                                                                                                       ---------

Interest Rates Non-U.S.                     Futures contracts sold  (0.24)%                             (10,574)
                                            Futures contracts purchased  1.97%                           86,789
                                                                                                       --------
   Total Interest Rates Non-U.S. 1.73%                                                                   76,215
                                                                                                       ---------
Metals
                                            Futures contracts purchased  0.26%                           11,600

                                            Unrealized depreciation on forward contracts (0.27)%        (12,174)
                                            Unrealized appreciation on forward contracts 0.42%           18,538
                                                                                                       ---------
                                             Total forward contracts  0.15%                               6,364
                                                                                                       --------
   Total Metals  0.41%                                                                                   17,964
                                                                                                      ---------
Indices
                                            Futures contracts sold  (0.40)%                             (17,560)
                                            Futures contracts purchased  0.38%                           16,918
                                                                                                 -----------------
   Total Indices   (0.02)%                                                                                 (642)
                                                                                                 -----------------
Total Fair Value  (1.27)%                                                                            $  (56,007)
                                                                                                 =================

                                                       Investments at                           % of Investments at
Country Composition                                      Fair Value                                 Fair Value
-------------------                                   ---------------                              ----------------
Australia                                             $       (2,390)                                       4.27%
Germany                                                       96,542                                     (172.38)
Japan                                                          6,344                                      (11.33)
United Kingdom                                                (7,980)                                      14.25
United States                                               (148,523)                                     265.19
                                                      --------------                                   ---------
                                                      $      (56,007)                                     100.00%
                                                      ==============                                   =========

Percentages are based on Partners' capital unless otherwise indicated See Accompanying Notes to Unaudited Financial Statements.

                   Shearson Select Advisors Futures Fund L.P.
                        Condensed Schedule of Investments
                                December 31, 2003
                                   (Unaudited)

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
                                            ==============        =============


Percentages are based on Partners' capital unless otherwise indicated. See Accompanying Notes to Unaudited Financial Statements.

                   Shearson Select Advisors Futures Fund L.P.
             Statements of Income and Expenses and Partners' Capital
                                   (Unaudited)

                                                                      Three Months Ended
                                                                       March 31,
                                                                     2004         2003
                                                               -------------------------
Income:
  Net gains (losses) on trading of commodity interests:
   Realized gains on closed positions                             $445,588     $1,117,727
   Change in unrealized losses on open positions                  (353,299)      (469,765)
                                                               -----------    -----------
                                                                    92,289        647,962
  Interest income                                                    6,917          8,439
                                                               -----------    -----------
                                                                    99,206        656,401
                                                               -----------    -----------

Expenses:
  Brokerage commissions including clearing fees
   of $495 and $669, respectively                                   73,037         72,098
  Management fees                                                   46,062         46,667
  Incentive fees                                                        --         30,000
  Other expenses                                                     5,395          7,902
                                                               -----------    -----------
                                                                   124,494        156,667
                                                               -----------    -----------
Net income (loss)                                                  (25,288)       499,734
Redemptions                                                        (58,686)       (97,965)
                                                               -----------    -----------
Net increase (decrease) in Partners' capital                       (83,974)       401,769
Partners' capital, beginning of period                           4,493,233      4,059,413
                                                               -----------    -----------
Partners' capital, end of period                                $4,409,259     $4,461,182
                                                               -----------    -----------
Net asset value per Redeemable Unit
  (1,127 and 1,184 Redeemable Units outstanding
  at March 31, 2004 and 2003, respectively)                      $3,912.39      $3,767.89
                                                               -----------    -----------
Net income (loss) per Redeemable Unit of Limited Partnership
  Interest and General Partner Unit equivalent                     $(22.14)       $413.00
                                                               -----------    -----------


See Accompanying Notes to Unaudited Financial Statements.

                   Shearson Select Advisors Futures Fund L.P.
                            Statements of Cash Flows
                                   (Unaudited)

                                                             Three Months Ended
                                                                  March 31,
                                                              2004          2003
                                                         --------------------------

Cash flows from operating activities:
    Net income (loss)                                      $ (25,288)    $ 499,734
    Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Changes in operating assets and liabilities:
          Net unrealized appreciation (depreciation)
           on open futures positions                        (154,476)      329,468
          Unrealized appreciation on open forward contracts   41,153       131,164
          Increase in interest receivable                       (429)         (242)

          Unrealized depreciation on open forward contracts  466,622         9,133
          Accrued expenses:
           Increase (decrease) in commissions                   (148)        2,440
           Increase (decrease) in management fees               (111)        1,592
           Increase in incentive fees                              -        30,000
           Increase in other                                   3,895         7,902
          Increase in redemptions payable                     50,817        44,287
                                                            --------     ----------
             Net cash provided by operating activities       382,035     1,055,478
                                                            --------     ----------
Cash flows from financing activities:
    Payments for redemptions                                 (58,686)      (97,965)
                                                           ----------    ---------
             Net cash used in financing activities           (58,686)      (97,965)
                                                           ---------     ---------

             Net change in cash                              323,349       957,513
             Cash, at beginning of year                    4,256,795     3,806,735
                                                          ----------     ---------
             Cash, at end of period                      $ 4,580,144   $ 4,764,248
                                                          ==========     =========

See Accompanying Notes to Unaudited Finanacial Statements

                   Shearson Select Advisors Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2004
                                   (Unaudited)


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

     Citigroup Managed Futures LLC, formerly Smith Barney Futures Management LLC, acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"), formerly Salomon Smith Barney Inc. CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), formerly Salomon Smith Barney Holdings Inc., which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. As of March 31, 2004, all trading decisions are made by John W. Henry & Company (the "Advisor").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at March 31, 2004 and December 31, 2003 and the results of its operations and cash flows for the three months ended March 31, 2004 and 2003. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                   Shearson Select Advisors Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2004
                                   (Unaudited)
                                   (Continued)


2.   Financial Highlights:

     Changes in Net Asset Value per Redeemable Unit of Partnership Interest for the three months ended March 31, 2004 and 2003 were as follows:

                                                                 Three-Months Ended
                                                                     March 31
                                                             -----------------------
                                                                 2004          2003
                                                             ------------------------
Net realized and unrealized gains*                               $16.85      $475.92
Interest income                                                    6.05         6.98
Expenses**                                                       (45.04)      (69.90)
                                                                ---------    ---------
Increase (decrease) for the period                               (22.14)      413.00

Net Asset Value per Redeemable Unit, beginning of period       3,934.53     3,354.89
                                                               ---------    ---------
Net Asset Value per Redeemable Unit, end of period            $3,912.39    $3,767.89
                                                              =========    =========

*   Includes brokerage of commissions
**  Excludes brokerage commissions

Ratio to average net assets: ***
    Net investment loss before incentive fees****              (10.4%)      (10.8)%
                                                             =========     ========

    Operating expenses                                          11.0%        11.5%
    Incentive fees                                                 -          2.7%
                                                             ---------     --------
   Total expenses                                               11.0%        14.2%
                                                             =========     ========

Total return:

   Total return before incentive fees                          (0.6)%        13.1%
    Incentive fees                                                -          (0.8)%
                                                             ---------     --------

Total return after incentive fees                              (0.6)%        12.3%
                                                             =========     ========

*** Annualized (other than incentive fee)
**** Interest income less total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners' share of income expenses and average net assets.

                   Shearson Select Advisors Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2004
                                   (Unaudited)
                                   (Continued)


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

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the three and twelve months ended March 31, 2004 and December 31, 2003, based on a monthly calculation, were $404,330 and $295,425, respectively. The fair value of these commodity interests, including options thereon, if applicable, at March 31, 2004 and December 31, 2003, were $(56,007) and $297,292, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

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

                   Shearson Select Advisors Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2004
                                   (Unaudited)
                                   (Continued)


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

     The majority of these instruments mature within one year of March 31, 2004. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

         The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the first quarter of 2004.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

     For the three months ended March 31, 2004, Partnership capital decreased 1.9% from $4,493,233 to $4,409,259. This decrease was attributable to net loss from operations of $25,288 coupled with the redemption of 15 Redeemable Units resulting in an outflow of $58,686. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

     During the Partnership's first quarter of 2004, the net asset value per Redeemable Unit decreased 0.6% from $3,934.53 to $3,912.39 as compared to an increase of 12.3% in the first quarter of 2003. The Partnership experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2004 of $92,289. Gains were primarily attributable to the trading of commodity contracts in U.S. and non-U.S. interest rates and metals and were partially offset by loses in currencies and indices. The Partnership experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2003 of $647,962. Gains were primarily attributable to the trading of commodity contracts in currencies, U.S. and non-U.S. interest rates and indices and were partially offset by losses in metals.

     The Partnership had a essentially flat first quarter as many of the financial and commodity trends that had carried performance in 2003 continued into the first part of the quarter but then reversed later in the period resulting in a reversal of earlier profits. The major contributors to performance were lower interest rates in the U.S. and internationally and the sharp reversal in the decline of the value of the U.S. dollar. Currency trading which had been a strong provider of profits reversed late in the quarter and offset profits from earlier in the period.

     Profits were earned for positions in U.S. and international interest rate contracts throughout most of the quarter. Lower U.S. interest rates combined with rising fiscal and trade deficits pushed the U.S. dollar lower through
mid-February   producing   profits  for  the   Partnership's   Advisor   through
mid-February. Mid-month, a sharp reversal began in the U.S. dollar that led to losses in March as the dollar regained nearly 10% against the euro and other major currencies.

     Trading in stock market indices was slightly unprofitable as the U.S. and global stock markets were mostly directionless for the first quarter. Increased global demand for the raw materials of economic development, namely base metals, like copper, nickel and aluminum, produced profitable trading. Silver and gold also were profitable for the quarter.

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

     Interest income on 70% of the Partnership's daily average equity maintained in cash was earned at the monthly average 13-week U.S. Treasury Bill yield. CGM may continue to maintain the Partnership assets in cash and/or place all of the Partnership assets in 90-day Treasury bills and pay the Partnership 70% of the interest earned on the Treasury bills purchased. CGM will retain 30% of any interest earned on Treasury bills. Interest income for the three months ended March 31, 2004 decreased by $1,522 as compared to the corresponding period in 2003. The decrease in interest income is primarily due to a decrease in interest rates for the three months ended March 31, 2004 as compared to 2003.

     Brokerage commissions are calculated on the Partnership's adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three months ended March 31, 2004 increased by $939 as compared to the corresponding periods in 2003.

     Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three months ended March 31, 2004 decreased by $605 as compared to the corresponding period in 2003. The decrease in management fees for the three months ended March 31, 2004 is due to a decrease in average net assets during the period.

     Incentive fees paid by the Partnership are based on the new trading profits of the Partnership as defined in the Limited Partnership Agreement. Trading performance for the three months ended March 31, 2004 and 2003 resulted in incentive fees of $0 and $30,000, respectively.

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

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of March 31, 2004 and the highest and lowest value at any point during the three months ended March 31, 2004. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of March 31, 2004, the Partnership's total capitalization was $4,409,259. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2003.

                                 March 31, 2004
                                                                                     Year to Date
                                                                --------------------------------------------------
                                                 % of Total          High               Low            Average
Market Sector              Value at Risk     Capitalization      Value at Risk     Value at Risk    Value at Risk
-----------------------------------------------------------------------------------------------------------------
Currencies
-  OTC Contracts             $  86,950            1.97%        $  1,057,118         $  79,450   $     154,228
Interest rates U.S.             58,650            1.33%              65,900            21,700          61,267
Interest rates Non-U.S.        196,423            4.46%             289,801            83,677         236,067
Metals
-  Exchange Contracts           16,500            0.37%              18,000            16,500          17,500
-  OTC Contracts                24,325            0.55%              30,925            24,325          28,675
Indices                        145,656            3.30%             152,659            74,520         115,099
                              --------           ------
Totals                       $ 528,504           11.98%
                              ========           =====

Item 4. Controls and Procedures

     Based on their evaluation of the Partnership's disclosure controls and procedures as of March 31, 2004, the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective.

     There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect such controls during the first quarter of 2004.

                           PART II. OTHER INFORMATION


Item 1.   Legal Proceedings

     The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

REGULATORY MATTERS

     Both the Department of Labor and the IRS have advised CGM that they were or are reviewing transactions in which Ameritech Pension Trust purchased from CGM and certain affiliates approximately $20.9 million in participations in a portfolio of motels owned by Motels of America, Inc. and Best Inns, Inc. With respect to the IRS review, CGM and certain affiliated entities have consented to extensions of time for the assessment of excise taxes that may be claimed to be due with respect to the transactions for the years 1987, 1988 and 1989.

ENRON CORP

     In July 2002, Citigroup, CGM and certain officers were named as defendants in an alleged class action filed in the United States District Court for the Southern District of New York, brought on behalf of purchasers of Citigroup common stock between July 24, 1999 and July 23, 2002. The complaint seeks unspecified compensatory and punitive damages for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and for common law fraud. Fourteen virtually identical complaints have been filed and consolidated. The complaints allege that Citigroup misstated the extent of its Enron-related exposure, and that Citigroup's stock price fell once the true extent of the company's Enron involvements became known. Plaintiffs filed an amended complaint on March 10, 2003, which incorporated the allegations in the 15 separate actions and added new material as well. The amended complaint focuses on certain transaction Citigroup did with Enron and alleged analyst conflicts of interest. The class period for the consolidated amended complaint is July 24, 1999 to December 11, 2002. On June 2, 2003, Citigroup filed a motion to dismiss the consolidated amended complaint. Plaintiffs' response was filed on July 30, and Citigroup's reply was filed on October 3, 2003. Oral argument before Judge Swain was held on November 20, 2003.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities -None The following chart sets forth the purchases of Redeemable Units by the Partnership.

------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
Period                          (a)  Total  Number  of  (b)   Average    Price  (c)  Total  Number of  (d)   Maximum   Number
                                Shares    (or   Units)  Paid  per   Share  (or  Shares   (or   Units)  (or        Approximate
                                Purchased*              Unit)**                 Purchased  as Part of  Dollar    Value)    of
                                                                                Publicly    Announced  Shares    (or   Units)
                                                                                Plans or Programs      that    May   Yet   Be
                                                                                                       Purchased   Under  the
                                                                                                       Plans or Programs
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
January 1, 2004 - January  31,      0                       N/A                     N/A                    N/A
2004
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
February  1,  2004 -  February      0                       N/A                     N/A                    N/A
29, 2004
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
March 1, 2004 - March 31, 2004      15                      $3,912.39               N/A                    N/A
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
Total                               15                      $3,912.39               N/A                    N/A
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------

* Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on 10 days' notice to the General Partner. Under certain circumstances, the General Partner can compel redemption but to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership's business in connection with effecting redemptions for Limited Partners.

** Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day.

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders - None

Item 5.   Other Information - None

Item 6.   Exhibits and Reports on Form 8-K

          (a) The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003.

               Exhibit   -  31.1  -   Rule   13a-14(a)/15d-14(a)   Certification
               (Certification of President and Director)

               Exhibit   -  31.2  -   Rule   13a-14(a)/15d-14(a)   Certification
               (Certification of Chief Financial Officer and Director)

               Exhibit - 32.1 - Section 1350 Certification (Certification of President and Director).

               Exhibit - 32.2 - Section 1350 Certification (Certification of Chief Financial Officer and Director).

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

SHEARSON SELECT ADVISORS FUTURES FUND L.P.



By:      Citigroup Managed Futures LLC
         (General Partner)


By:  /s/ David J. Vogel
         --------------------
         David J. Vogel, President and Director

Date: May 10, 2004


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   Citigroup Managed Futures LLC
         (General Partner)


By:  /s/ David J. Vogel
         -------------------
         David J. Vogel
         President and Director

Date: May 10, 2004



By:  /s/ Daniel R. McAuliffe, Jr.
     -----------------------------------
         Daniel R. McAuliffe, Jr.
         Chief Financial Officer and Director

Date: May 10, 2004

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: May 10, 2004

                                               /s/ David J. Vogel
                                                   --------------
                                                   David J. Vogel
                                                   Citigroup Managed Futures LLC
                                                   President and Director

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: May 10, 2004
                                       /s/ Daniel R. McAuliffe, Jr.
                                           -----------------------
                                           Daniel R. McAuliffe, Jr.
                                           Citigroup Managed Futures LLC
                                           Chief Financial Officer and Director

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Shearson Select Advisors Futures Fund L.P. (the "Partnership") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David J. Vogel, President and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations and cash flows of the Partnership.

/s/ David J. Vogel
    --------------
    David J. Vogel
    Citigroup Managed Futures LLC
    President and Director

Date: May 10, 2004

                                                                    Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Shearson Select Advisors Futures Fund L.P. (the "Partnership") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel R. McAuliffe, Jr., Chief Financial Officer and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations and cash flows of the Partnership.

/s/ Daniel R. McAuliffe, Jr.
    -----------------------
    Daniel R. McAuliffe, Jr.
    Citigroup Managed Futures LLC
    Chief Financial Officer and Director

Date: May 10, 2004