Form 10-Q
period 2004-06-30
SHEARSON LEHMAN SELECT ADVISORS FUTURES FUND L P
filed 2004-08-12
CIK 811078

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE Act of 1934


For the Quarter ended June 30, 2004

Commission File Number 0-16627

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


                                    Yes X   No____


Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

                                    Yes ___  No X

                   SHEARSON SELECT ADVISORS FUTURES FUND L.P.
                                    FORM 10-Q
                                      INDEX

                                                                        Page
                                                                       Number

PART I - Financial Information:

     Item 1. Financial Statements:

              Statements of Financial Condition at
              June 30, 2004 and December 31,
              2003 (unaudited).                                         3

              Condensed Schedules of Investments at
              June 30, 2004 and December 31, 2003
              (unaudited).                                            4 - 5

              Statements of Income and Expenses
              and Partners' Capital for the three
              and six months ended June 30, 2004 and
              2003 (unaudited).                                         6

              Statements of Cash Flows for the three
              and six months ended June 30, 2004 and
              2003 (unaudited).                                         7

              Notes to Financial Statements
              (unaudited).                                            8 - 11

     Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations.                                            12 - 14

     Item 3.  Quantitative and Qualitative Disclosures
              about Market Risk.                                     15 - 16

     Item 4.  Controls and Procedures.                                 17

PART II - Other Information                                            18

                                     Part I
                          Item 1. Financial Statements
                   Shearson Select Advisors Futures Fund L.P.
                        Statements of Financial Condition
                                   (Unaudited)

                                                           June 30,   December 31,
                                                             2004        2003
                                                         ------------------------
Assets:
Equity in commodity futures trading account:
  Cash  (restricted $470,043 and $536,151 in
   2004 and 2003, respectively)                           $3,643,531   $4,256,795
  Net unrealized appreciation on open futures positions          --           603
  Unrealized appreciation on open forward  contracts           9,431      314,690
                                                          ----------   ----------
                                                           3,562,962    4,572,088
Interest receivable                                            2,830        2,092
                                                          ----------   ----------
                                                          $3,655,792   $4,574,180
                                                          ==========   ==========

Liabilities and Partners' Capital:
Liabilities:

 Net unrealized depreciation on open futures positions    $   55,243   $       --
 Unrealized depreciation on open forward  contracts          109,449       18,001
 Accrued expenses:
  Commissions                                                 17,456       22,781
  Management  fees                                            11,496       15,054
  Other                                                       24,872       17,242
 Redemptions payable                                          82,348        7,869
                                                          ----------   ----------
                                                             300,864       80,947
                                                          ----------   ----------
Partners' Capital :
  General Partner, 34  Unit equivalents
    outstanding  in 2004 and 2003                            103,698      133,774
  Limited Partners, 1,066 and 1,108 Redeemable Units
    of Limited Partnership Interest
    outstanding in 2004 and 2003, respectively             3,251,230    4,359,459
                                                          ----------   ----------
                                                           3,354,928    4,493,233
                                                          ----------   ----------
                                                          $3,655,792   $4,574,180
                                                          ==========   ==========


See Accompanying Notes to Unaudited Financial Statements.

                   Shearson Select Advisors Futures Fund L.P.
                        Condensed Schedule of Investments
                                  June 30, 2004
                                   (Unaudited)

Sector                                 Contract                                                   Fair Value
--------                               ---------                                                  -----------
Currencies
                                       Unrealized appreciation on forward contracts 0.21%         $   7,148
                                       Unrealized depreciation on forward contracts (2.38)%         (79,899)
                                                                                                  ----------
   Total Currencies  (2.17)%                                                                        (72,751)
                                                                                                  ----------
Interest Rates U.S.
                                       Futures contracts purchased  (0.14)%                          (4,615)
                                       Futures contracts sold  (1.13)%                              (38,015)
                                                                                                  ----------
  Total Interest Rates U.S.  (1.27)%                                                                (42,630)
                                                                                                  ----------

Interest Rates Non-U.S.
                                       Futures contracts purchased  (0.02)%                            (687)
                                       Futures contracts sold  (0.28)%                               (9,463)
                                                                                                  ----------
   Total Interest Rates Non-U.S. (0.30)%                                                            (10,150)
                                                                                                  ----------

Metals
                                       Futures contracts sold  (0.10)%                               (3,300)

                                       Unrealized appreciation on forward contracts 0.07%             2,283
                                       Unrealized depreciation on forward contracts (0.88)%         (29,550)
                                                                                                  ----------
                                       Total forward contracts (0.81)%                              (27,267)
                                                                                                  ----------
   Total Metals  (0.91)%                                                                            (30,567)
                                                                                                  ---------

Total Indices   0.02%                  Futures contracts purchased  0.02%                               837
                                                                                                  ----------

Total Fair Value  (4.63)%                                                                        $ (155,261)
                                                                                                  ==========

                                           Investments at                  % of Investments at
Country Composition                          Fair Value                          Fair Value
--------------------                        ------------                         ----------
Australia                                   $  (4,615)                             (2.97)%
Germany                                        (7,471)                             (4.81)
Japan                                         (11,491)                             (7.40)
United Kingdom                                (48,133)                            (31.00)
United States                                 (83,551)                            (53.82)
                                           -----------                           --------
                                           $ (155,261)                           (100.00)%
                                           ===========                           ========


Percentages are based on Partners' capital unless otherwise indicated. See Accompanying Notes to Unaudited Financial Statements.

                   Shearson Select Advisors Futures Fund L.P.
                        Condensed Schedule of Investments
                                December 31, 2003
                                   (Unaudited)

Sector                                    Contract                                                     Fair Value
--------------------------------------    ------------------------------------------------------    -----------------
  Currencies
                                          Unrealized depreciation on forward contracts (0.40)%           $(18,001)
                                          Unrealized appreciation on forward contracts 5.76%              258,796
                                                                                                        ---------
  Total Currencies 5.36%                                                                                  240,795
                                                                                                        ---------

Total Interest Rates U.S. (0.31)%         Futures contracts sold (0.31)%                                  (14,069)
                                                                                                        ---------

Total Interest Rates Non-U.S. 0.12%       Futures contracts purchased 0.12%                                 5,474
                                                                                                        ---------

Metals
                                          Futures contracts purchased 0.48%                                21,480

                                          Unrealized appreciation on forward contracts 1.24%               55,894
                                                                                                        ---------
  Total Metals 1.72%                                                                                       77,374
                                                                                                        ---------

Indices
                                          Futures contracts sold (0.89)%                                  (39,843)
                                          Futures contracts purchased 0.61%                                27,561
                                                                                                        ---------
  Total Indices (0.28)%                                                                                   (12,282)
                                                                                                        ---------

Total Fair Value 6.61%                                                                                   $297,292
                                                                                                         =========


                                                          Investments               % of Investments
Country Composition                                      at Fair Value               at Fair Value
--------------------                                      ------------                 ------------
Germany                                                     $ 19,439                         6.54%
Japan                                                        (39,843)                      (13.40)
United Kingdom                                                64,665                        21.75
United States                                                253,031                        85.11
                                                            --------                       ------
                                                            $297,292                       100.00%
                                                            ========                       ======


Percentages are based on Partners' capital unless otherwise indicated. See Accompanying Notes to Unaudited Financial Statements.

                   SHEARSON SELECT ADVISORS FUTURES FUND L.P.
             STATEMENTS OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)

                                                                    Three Months Ended             Six Months Ended
                                                                         June 30,                      June 30,
                                                                ------------------------        ------------------------
                                                                    2004           2003           2004          2003
                                                                ------------------------        ------------------------

Income:
  Net gains (losses) on trading of commodity interests:
  Realized (losses) gains on closed positions                  $  (779,132)   $   451,400    $  (333,544)   $ 1,569,127
  Change in unrealized losses on open positions                    (99,254)       (84,062)      (452,553)      (553,827)
                                                                -----------   -----------    -----------    -----------
  Net realized and unrealized gains (losses)                      (878,386)       367,338       (786,097)     1,015,300
  Interest income                                                    7,643          8,812         14,560         17,251
                                                                -----------   -----------    -----------    -----------
                                                                  (870,743)       376,150       (771,537)     1,032,551
                                                                -----------   -----------    -----------    -----------
Expenses:
  Brokerage commissions including clearing fees
  of $692, $1,193, $1,187 and $1,862, respectively                  57,383         74,605        130,420        146,703
  Management fees                                                   36,862         47,569         82,924         94,236
  Incentive fees                                                      --           36,775           --           66,775
  Other expenses                                                     6,995          8,816         12,390         16,718
                                                               -----------    -----------    -----------    -----------
                                                                   101,240        167,765        225,734        324,432
                                                               -----------    -----------    -----------    -----------
  Net income (loss)                                               (971,983)       208,385       (997,271)       708,119
  Redemptions                                                      (82,348)       (94,653)      (141,034)      (192,618)
                                                               -----------    -----------    -----------    -----------
  Net increase (decrease) in Partners' capital                  (1,054,331)       113,732     (1,138,305)       515,501
Partners' capital, beginning of period                           4,409,259      4,461,182      4,493,233      4,059,413
                                                               -----------    -----------    -----------    -----------
Partners' capital, end of period                               $ 3,354,928    $ 4,574,914    $ 3,354,928    $ 4,574,914
                                                                ==========    ===========    ===========    ===========
Net asset value per Redeemable Unit
  (1,100 and 1,160 Redeemable Units outstanding
  at June 30, 2004 and 2003, respectively)                     $  3,049.93    $  3,943.89    $  3,049.93    $  3,943.89
                                                               ===========    ===========    ===========    ===========
Net income (loss) per Redeemable Unit of Limited Partnership
  Interest and General Partner Unit equivalent                 $   (862.46)   $    176.00    $   (884.60)   $    589.00
                                                               ===========    ===========    ===========    ===========


See Accompanying Notes to Unaudited Financial Statements.

                   Shearson Select Advisors Futures Fund L.P.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                Three Months Ended             Six Months Ended
                                                                                    June 30,                      June 30,
                                                                              ----------------------       ------------------------
                                                                                 2004          2003           2004            2003
                                                                              ----------------------       ------------------------
Cash flows from operating activities:
    Net Income (loss)                                                      $  (971,983)   $   208,385    $  (997,271)   $   708,119
    Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
       Changes in operating assets and liabilities:
              Net unrealized appreciation (depreciation) on open futures
               positions                                                       210,322         85,459         55,846        299,714
              Unrealized appreciation on open forward contracts                264,106          3,670        305,259        134,834
              (Increase) decrease in interest receivable                          (309)           248           (738)             6

           Unrealized depreciation on open forward contracts                  (375,174)        (5,067)        91,448        119,279
           Accrued expenses:
              Increase (decrease) in commissions                                (5,177)           635         (5,325)         3,075
              Increase (decrease) in management fees                            (3,447)           392         (3,558)         1,984
              Increase in incentive fees                                          --            6,775           --           36,775
              Increase in other                                                  3,735          8,816          7,630         16,718
            Increase (decrease) in redemptions payable                          23,662         (3,312)        74,479         40,975
                                                                             ---------      ---------      ---------      ---------
                  Net cash provided by (used in) operating activities         (854,265)       306,001       (472,230)     1,361,479
                                                                             ---------      ---------      ---------      ---------

Cash flows from financing activities:
    Payments for redemptions                                                  (82,348)       (94,653)      (141,034)      (192,618)
                                                                             --------       ---------      ---------     ---------

                  Net change in cash                                          (936,613)       211,348       (613,264)     1,168,861
                  Cash, at beginning of period                               4,580,144      4,764,248      4,256,795      3,806,735
                                                                           -----------      ---------      ---------      ---------
                  Cash, at end of period                                   $ 3,643,531    $ 4,975,596    $ 3,643,531    $ 4,975,596
                                                                           ===========    ===========    ===========    ===========

See Accompanying Notes to Unaudited Financial Statements.

                   Shearson Select Advisors Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)


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

     Citigroup Managed Futures LLC, formerly Smith Barney Futures Management LLC, acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"), formerly Salomon Smith Barney Inc. CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), formerly Salomon Smith Barney Holdings Inc., which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. As of June 30, 2004, all trading decisions are made by John W. Henry & Company (the "Advisor").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at June 30, 2004 and December 31, 2003 and the results of its operations and cash flows for the three and six months ended June 30, 2004 and 2003. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                   Shearson Select Advisors Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)


2.   Financial Highlights:

     Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and six months ended June 30, 2004 and 2003 were as follows:

                                                       Three Months Ended            Six Months Ended
                                                             June 30,                    June 30,
                                                  ---------------------------   ------------------------
                                                       2004           2003          2004          2003
                                                  --------------    ---------   ----------     --------
Net realized and unrealized gains (losses)*         $ (830.32)    $  247.25    $  (813.47)    $  723.17
Interest income                                          6.78          7.44         12.83         14.42
Expenses**                                             (38.92)       (78.69)       (83.96)      (148.59)
                                                    ---------     ---------     ---------     ---------
Increase (decrease) for the period                    (862.46)       176.00       (884.60)       589.00

Net Asset Value per Redeemable Unit, beginning
of period                                            3,912.39      3,767.89      3,934.53      3,354.89
                                                    ---------     ---------     ---------     ---------
Net Asset Value per Redeemable Unit, end of
period                                             $ 3,049.93    $ 3,943.89    $ 3,049.93    $ 3,943.89
                                                    =========     =========     =========     =========


* Includes brokerage commissions
** Excludes brokerage commissions

Ratio to average net assets: ***
 Net investment loss before incentive fees****          (9.8)%       (10.6)%       (10.2)%       (10.7)%
                                                    =========     =========     =========     =========

 Operating expenses                                     10.6%         11.4%         10.9%         11.4%
 Incentive fees                                          0.0%          3.2%          0.0%          3.0%
                                                    ---------     ---------     ---------     ---------
 Total expenses                                         10.6%         14.6%         10.9%         14.4%
                                                    =========     =========     =========     =========
Total return:

 Total return before incentive fees                    (22.0)%         5.5%        (22.5)%        19.3%
 Incentive fees                                          0.0%         (0.8)%         0.0%         (1.7)%
                                                    ---------     ---------     ---------     ---------
Total return after incentive fees                      (22.0)%         4.7%        (22.5)%        17.6%
                                                    =========     =========     =========     =========

*** Annualized (other than incentive fee)
**** Interest income less total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners' share of income expenses and average net assets.

                   Shearson Select Advisors Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)


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

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the six and twelve months ended June 30, 2004 and December 31, 2003, based on a monthly calculation, were $50,622 and $295,425, respectively. The fair value of these commodity interests, including options thereon, if applicable, at June 30, 2004 and December 31, 2003, were $(155,261) and $297,292, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

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

                   Shearson Select Advisors Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)


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

     The majority of these instruments mature within one year of June 30, 2004. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the second quarter of 2004.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

     For the six months ended June 30, 2004, Partnership capital decreased 25.3% from $4,493,233 to $3,354,928. This decrease was attributable to net loss from operations of $997,271 coupled with the redemption of 42 Redeemable Units resulting in an outflow of $141,034. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

     During the Partnership's second quarter of 2004, the net asset value per Redeemable Unit decreased 22.0% from $3,912.39 to $3,049.93 as compared to an increase of 4.7% in the second quarter of 2003. The Partnership experienced a net trading loss before brokerage commissions and related fees in the second quarter of 2004 of $878,386. Losses were primarily attributable to the trading of commodity contracts in currencies, U.S. and non-U.S. interest rates, metals and indices. The Partnership experienced a net trading gain before brokerage commissions and related fees in the second quarter of 2003 of $367,338. Gains were primarily attributable to the trading of commodity contracts in currencies, U.S. and non-U.S. interest rates and indices and were partially offset by losses in metals.

     During the Partnership's six months ended June 30, 2004, the net asset value per Redeemable Unit decreased 22.5% from $3,934.53 to $3,049.93 as compared to an increase of 17.6% during the six months ended June 30, 2003. The Partnership experienced a net trading loss before brokerage commissions and related fees during the six months ended June 30, 2004 of $786,097. Losses were primarily attributable to the trading of commodity contracts in currencies, non-U.S. interest rates, metals and indices and were partially offset by gains in U.S interest rates. The Partnership experienced a net trading gain before brokerage commissions and related fees during the six months ended June 30, 2003 of $1,015,300. Gains were primarily attributable to the trading of commodity contracts in currencies, U.S. and non-U.S. interest rates and indices and were partially offset by losses in metals.

     The lack of persistent trends resulted in a difficult environment for the Advisor, which began precisely as the second quarter of 2004 got underway. Trends in both financial and commodity futures markets had been clear for the previous three quarters. In the second quarter of 2004 however, substantially opposing fundamental considerations along with benign short-term volatility greatly reduced the opportunities for the Advisor and fostered a particularly difficult trading environment.

     The directionless behavior of so many markets can be explained in terms of a perception that a significant change may be underway in the global economic cycle. Some of the primary drivers of these conditions have been: softer than expected U.S. economic data creating confusion with regard to forecasting the pace of Fed tightening; U.S. and international bonds, equity and currency markets coping with indications of rising inflation, but at the same time, an apparent pause in growth; and a fragile Eurozone recovery keeping European Central Bank monetary intervention on hold.

     Trading in all market sectors was unprofitable for the Partnership. Losses primarily occurred in Asian and European currencies, gold and longer-term interest rate positions. Gains in European interest rates and base metals were not sufficient to offset the accumulated losses.

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

     Interest income on 70% of the Partnership's daily average equity maintained in cash was earned at the monthly average 13-week U.S. Treasury Bill yield. CGM may continue to maintain the Partnership assets in cash and/or place all of the Partnership assets in 90-day Treasury bills and pay the Partnership 70% of the interest earned on the Treasury bills purchased. CGM will retain 30% of any interest earned on Treasury bills. Interest income for the three and six months ended June 30, 2004 decreased by $1,169 and $2,691, respectively, as compared to the corresponding period in 2003. The decrease in interest income is primarily due to a decrease in interest rates and net assets for the three and six months ended June 30, 2004 as compared to the corresponding periods in 2003.

     Brokerage commissions are calculated on the Partnership's adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and six months ended June 30, 2004 decreased by $17,222 and $16,283, respectively, as compared to the corresponding periods in 2003. The decrease in brokerage commissions and fees for the three and six months ended June 30, 2004 is due to a decrease in average net assets during the period.

     Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and six months ended June 30, 2004 decreased by $10,707 and $11,312, respectively, as compared to the corresponding period in 2003. The decrease in management fees for the three and six months ended June 30, 2004 is due to a decrease in average net assets during the period.

     Incentive fees paid by the Partnership are based on the new trading profits of the Partnership as defined in the Limited Partnership Agreement. Trading performance for the three months and six ended June 30, 2004 resulted in incentive fees of $0. Trading performance for the three and six months ended June 30, 2003 resulted in incentive fees of $36,775 and $66,775, respectively.

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

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of June 30, 2004 and the highest, lowest and average value during the three months ended June 30, 2004. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of June 30, 2004, the Partnership's total capitalization was $3,354,928. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003.

                                 June 30, 2004
                                  (Unaudited)

                                                                             Three Months Ended June 30, 2004
                                                                -------------------------------------------------------
                                                 % of Total               High               Low            Average
  Market Sector                Value at Risk     Capitalization       Value at Risk     Value at Risk    Value at Risk
                           --------------------------------------------------------------------------------------------
  Currencies
  - OTC Contracts                  $ 78,933            2.35%         $ 1,057,118          $ 76,832        $ 113,123
  Interest rates U.S.                39,700            1.18%              65,900            13,200           42,367
  Interest rates Non-U.S.           150,720            4.49%             289,801            83,677          149,187
  Metals
  - Exchange Contracts               18,000            0.54%              19,500            16,500           18,000
  - OTC Contracts                    10,125            0.30%              32,100             3,300            9,108
  Indices                           135,158            4.03%             152,659             8,655           59,400
                           ------------------- -------------
  Totals                          $ 432,636           12.89%
                           =================== =============

Item 4. Controls and Procedures

     Based on their evaluation of the Partnership's disclosure controls and procedures as of June 30, 2004, the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective.


     During the Partnership's last fiscal quarter, no changes occurred in the Partnership's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                           PART II. OTHER INFORMATION


Item 1.   Legal Proceedings

     The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and under Part II, Item 1 "Legal Proceedings" in the Partnership's Quarterly Report of Form 10-Q for the fiscal quarter ended March 31, 2004.

WorldCom, Inc.

     On May 10, 2004, Citigroup announced that it had agreed to pay $2.65 billion to settle the WorldCom class action suits.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following chart sets forth the purchases of Redeemable Units by the Partnership.

------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
Period                          (a) Total Number of     (b)  Average Price      (c) Total Number of    (d)  Maximum Number
                                    Shares (or Units)        Paid per Share         Shares (or              (or Approximate
                                    Purchased*               (or Unit)**            Units) Purchased        Dollar Value) of
                                                                                    as Part of              Shares (or
                                                                                    Publicly                Units) that May
                                                                                    Announced Plans         Yet Be Purchased
                                                                                    or Programs             Under the Plans
                                                                                                            or Programs
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
April 1, 2004 - April 30, 2004  0                       N/A                     N/A                    N/A
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
May 1, 2004 - May 31, 2004      0                       N/A                     N/A                    N/A
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
June 1, 2004 - June 30, 2004    27                      $3,049.93               N/A                    N/A
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
Total                           27                      $3,049.93               N/A                    N/A
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
          President and Director).

          Exhibit - 32.2 - Section 1350 Certification (Certification of Chief Financial Officer and Director).

     (b)  Reports on Form 8-K - None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHEARSON SELECT ADVISORS FUTURES FUND L.P.



By:      Citigroup Managed Futures LLC
         (General Partner)


By:      /s/ David J. Vogel
         -------------------
         David J. Vogel
         President and Director

Date: 8/12/04



By:       /s/ Daniel R. McAuliffe, Jr.
          -------------------------------------
          Daniel R. McAuliffe, Jr.
          Chief Financial Officer and Director

Date:  8/12/04

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

Date: August 12, 2004

                                                   /s/ David J. Vogel
                                                   -----------------------
                                                   David J. Vogel
                                                   Citigroup Managed Futures LLC
                                                   President and Director

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

Date: August 12, 2004
                                            /s/ Daniel R. McAuliffe, Jr.
                                            -----------------------
                                            Daniel R. McAuliffe, Jr.
                                            Citigroup Managed Futures LLC
                                            Chief Financial Officer and Director

                                                                    Exhibit 32.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Shearson Select Advisors Futures Fund L.P. (the "Partnership") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David J. Vogel, President and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/ David J. Vogel
--------------------------
David J. Vogel
Citigroup Managed Futures LLC
President and Director

Date: August 12, 2004

                                                                    Exhibit 32.2
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Shearson Select Advisors Futures Fund L.P. (the "Partnership") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel R. McAuliffe, Jr., Chief Financial Officer and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/ Daniel R. McAuliffe, Jr.
--------------------------
Daniel R. McAuliffe, Jr.
Citigroup Managed Futures LLC
Chief Financial Officer and Director

Date: August 12, 2004