Form 10-Q/A
period 2004-06-30
SHEARSON LEHMAN SELECT ADVISORS FUTURES FUND L P
filed 2004-08-18
CIK 811078

Part I
                          Item 1. Financial Statements
                   Shearson Select Advisors Futures Fund L.P.
                        Statements of Financial Condition
                                   (Unaudited)

                                                           June 30,   December 31,
                                                             2004        2003
                                                         ------------------------
Assets:
Equity in commodity futures trading account:
  Cash  (restricted $470,043 and $536,151 in
   2004 and 2003, respectively)                           $3,643,531   $4,256,795
  Net unrealized appreciation on open futures positions          --           603
  Unrealized appreciation on open forward  contracts           9,431      314,690
                                                          ----------   ----------
                                                           3,652,962    4,572,088
Interest receivable                                            2,830        2,092
                                                          ----------   ----------
                                                          $3,655,792   $4,574,180
                                                          ==========   ==========

Liabilities and Partners' Capital:
Liabilities:

 Net unrealized depreciation on open futures positions    $   55,243   $       --
 Unrealized depreciation on open forward  contracts          109,449       18,001
 Accrued expenses:
  Commissions                                                 17,456       22,781
  Management  fees                                            11,496       15,054
  Other                                                       24,872       17,242
 Redemptions payable                                          82,348        7,869
                                                          ----------   ----------
                                                             300,864       80,947
                                                          ----------   ----------
Partners' Capital :
  General Partner, 34  Unit equivalents
    outstanding  in 2004 and 2003                            103,698      133,774
  Limited Partners, 1,066 and 1,108 Redeemable Units
    of Limited Partnership Interest
    outstanding in 2004 and 2003, respectively             3,251,230    4,359,459
                                                          ----------   ----------
                                                           3,354,928    4,493,233
                                                          ----------   ----------
                                                          $3,655,792   $4,574,180
                                                          ==========   ==========


See Accompanying Notes to Unaudited Financial Statements.



                                       3