Form 10-Q
period 2004-09-30
SHEARSON LEHMAN SELECT ADVISORS FUTURES FUND L P
filed 2004-11-12
CIK 811078

DRAFT

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2004

Commission File Number 0-16627

SHEARSON SELECT ADVISORS FUTURES FUND L.P.

(Exact name of registrant as specified in its charter)

Delaware	13-3405705
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.	)

c/o Citigroup Managed Futures LLC
399 Park Avenue – 7th Fl.
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

FORM 10-Q

INDEX

		Page Number
PART I - Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at September 30, 2004 and December 31, 2003 (unaudited)	3
	Condensed Schedules of Investments at September 30, 2004 and December 31, 2003 (unaudited)	4 - 5
	Statements of Income and Expenses and Partners' Capital for the three and nine months ended September 30, 2004 and 2003 (unaudited)	6
	Statements of Cash Flows for the three and nine months ended September 30, 2004 and 2003 (unaudited)	7
	Notes to Financial Statements (unaudited)	8 - 10
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11 - 13
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14 - 15
Item 4.	Controls and Procedures	16
PART II - Other Information		17

Part I

Item 1. Financial Statements
Shearson Select Advisors Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	September 30, 2004	December 31, 2003
Assets:
Equity in commodity futures trading account:
Cash (restricted $491,700 and $536,151 in 2004 and 2003, respectively)	$2,963,145	$4,256,795
Net unrealized appreciation on open futures positions	234,113	603
Unrealized appreciation on open forward contracts	102,111	314,690
	3,299,369	4,572,088
Interest receivable	3,067	2,092
	$3,302,436	$4,574,180

Liabilities and Partners' Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$115,752	$18,001
Accrued expenses:
Commissions	15,933	22,781
Management fees	10,469	15,054
Other	30,157	17,242
Redemptions payable	48,375	7,869
	220,686	80,947
Partners' Capital:
General Partner, 34 Unit equivalents outstanding in 2004 and 2003	96,749	133,774
Limited Partners, 1,049 and 1,108 Redeemable Units of Limited Partnership Interest outstanding in 2004 and 2003, respectively	2,985,001	4,359,459
	3,081,750	4,493,233
	$3,302,436	$4,574,180

See Accompanying Notes to Unaudited Financial Statements.

Shearson Select Advisors Futures Fund L.P.
Condensed Schedule of Investments
September 30, 2004
(Unaudited)

Sector	Contract	Fair Value
Currencies
	Unrealized appreciation on forward contracts 1.96%	$60,419
	Unrealized depreciation on forward contracts (3.31)%	(101,877)
Total Currencies (1.35)%		(41,458)

Total Interest Rates U.S. 1.71%	Futures contracts purchased 1.71%	52,625

Total Interest Rates Non-U.S. 5.07%	Futures contracts purchased 5.07%	156,124

Metals
	Futures contracts purchased 1.00%	30,840
	Unrealized appreciation on forward contracts 1.35%	41,692
	Unrealized depreciation on forward contracts (0.45)%	(13,875)
	Total forward contracts 0.90%	27,817
Total Metals 1.90%		58,657

Total Indices (0.18)%	Futures contracts purchased (0.18)%	(5,476)
Total Fair Value 7.15%		$220,472

Country Composition	Investments at Fair Value	% of Investments at Fair Value
Australia	$(5,322)	(2.41)%
Germany	24,575	11.15
Japan	86,546	39.25
United Kingdom	72,666	32.96
United States	42,007	19.05
	$220,472	100.00%

Percentages are based on Partners' capital unless otherwise indicated.

See Accompanying Notes to Unaudited Financial Statements.

Shearson Select Advisors Futures Fund L.P.
Condensed Schedule of Investments
December 31, 2003
(Unaudited)

Sector	Contract	Fair Value

Currencies
	Unrealized depreciation on forward contracts (0.40)%	$(18,001)
	Unrealized appreciation on forward contracts 5.76%	258,796
Total Currencies 5.36%		240,795

Total Interest Rates U.S. (0.31)%	Futures contracts sold (0.31)%	(14,069)

Total Interest Rates Non-U.S. 0.12%	Futures contracts purchased 0.12%	5,474

Metals
	Futures contracts purchased 0.48%	21,480
	Unrealized appreciation on forward contracts 1.24%	55,894
Total Metals 1.72%		77,374

Indices
	Futures contracts sold (0.89)%	(39,843)
	Futures contracts purchased 0.61%	27,561
Total Indices (0.28)%		(12,282)
Total Fair Value 6.61%		$297,292

Country Composition	Investments at Fair Value	% of Investments at Fair Value
Germany	$19,439	6.54%
Japan	(39,843)	(13.40)
United Kingdom	64,665	21.75
United States	253,031	85.11
	$297,292	100.00%

Percentages are based on Partners' capital unless otherwise indicated.

See Accompanying Notes to Unaudited Financial Statements.

Shearson Select Advisors Futures Fund L.P.
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions	$(522,005)	$(522,283)	$(855,549)	$1,046,844
Change in unrealized gains (losses) on open positions	375,733	336,204	(76,820)	(217,623)
Net realized and unrealized gains (losses)	(146,272)	(186,079)	(932,369)	829,221
Interest income	8,644	7,649	23,204	24,900
	(137,628)	(178,430)	(909,165)	854,121
Expenses:
Brokerage commissions including clearing fees of $937, $1,387, $2,124 and $3,249, respectively	49,393	69,262	179,813	215,965
Management fees	30,886	44,021	113,810	138,257
Incentive fees	—	—	—	66,775
Other expenses	6,896	5,819	19,286	22,537
	87,175	119,102	312,909	443,534
Net income (loss)	(224,803)	(297,532)	(1,222,074)	410,587
Redemptions - L.P.	(48,375)	(58,998)	(189,409)	(251,616)
Net increase (decrease) in Partners' capital	(273,178)	(356,530)	(1,411,483)	158,971
Partners' capital, beginning of period	3,354,928	4,574,914	4,493,233	4,059,413
Partners' capital, end of period	$3,081,750	$4,218,384	$3,081,750	$4,218,384
Net asset value per Redeemable Unit (1,083 and 1,144 Redeemable Units outstanding at September 30, 2004 and 2003, respectively)	$2,845.57	$3,687.40	$2,845.57	$3,687.40
Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(204.36)	$(256.49)	$(1,088.96)	$332.51

See Accompanying Notes to Unaudited Financial Statements.

Shearson Select Advisors Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Cash flows from operating activities:
Net Income (loss)	$(224,803)	$(297,532)	$(1,222,074)	$410,587
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in net unrealized appreciation/depreciation on open futures positions	(289,356)	(73,258)	(233,510)	226,456
(Increase) decrease in unrealized appreciation on open forward contracts	(92,680)	(334,342)	212,579	(199,508)
(Increase) decrease in Interest receivable	(237)	330	(975)	336
Increase (decrease) in unrealized depreciation on open forward contracts	6,303	71,396	97,751	190,675
Accrued expenses:
Increase (decrease) in commissions	(1,523)	(2,229)	(6,848)	846
Increase (decrease) in management fees	(1,027)	(1,434)	(4,585)	550
Increase (decrease) in incentive fees	—	(36,775)	—	—
Increase (decrease) in other	5,285	(13,115)	12,915	3,603
Increase (decrease) in redemptions payable	(33,973)	(35,655)	40,506	5,320
Net cash provided by (used in) operating activities	(632,011)	(722,614)	(1,104,241)	638,865
Cash flows from financing activities:
Payments for redemptions — Limited Partners	(48,375)	(58,998)	(189,409)	(251,616)
Net change in cash	(680,386)	(781,612)	(1,293,650)	387,249
Cash, at beginning of period	3,643,531	4,975,596	4,256,795	3,806,735
Cash, at end of period	$2,963,145	$4,193,984	$2,963,145	$4,193,984

See Accompanying Notes to Unaudited Financial Statements.

Shearson Select Advisors Futures Fund L.P.
Notes to Financial Statements
September 30, 2004
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

Citigroup Managed Futures LLC, formerly Smith Barney Futures Management LLC, acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"), formerly Salomon Smith Barney Inc. CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), formerly Salomon Smith Barney Holdings Inc., which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. As of September 30, 2004, all trading decisions are made by John W. Henry & Company, Inc. (the "Advisor").

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at September 30, 2004 and December 31, 2003 and the results of its operations and cash flows for the three and nine months ended September 30, 2004 and 2003. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Shearson Select Advisors Futures Fund L.P.
Notes to Financial Statements
September 30, 2004
(Unaudited)
(Continued)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and nine months ended September 30, 2004 and 2003 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net realized and unrealized gains (losses)*	$(177.88)	$(220.11)	$(991.35)	$503.06
Interest income	7.86	6.60	20.69	21.02
Expenses**	(34.34)	(42.98)	(118.30)	(191.57)
Increase (decrease) for the period	(204.36)	(256.49)	(1,088.96)	332.51

Net Asset Value per Redeemable Unit, beginning of period	3,049.93	3,943.89	3,934.53	3,354.89

Net Asset Value per Redeemable Unit, end of period	$2,845.57	$3,687.40	$2,845.57	$3,687.40
* Includes brokerage commissions
** Excludes brokerage commissions
Ratio to average net assets: ***
Net investment loss before incentive fees****	(10.0)%	(10.0)%	(10.1)%	(10.5)%
Operating expenses	11.1%	10.7%	10.9%	11.2%
Incentive fees	0.0%	0.0%	0.0%	2.0%
Total expenses	11.1%	10.7%	10.9%	13.2%
Total return:
Total return before incentive fees	(6.7)%	(6.5)%	(27.7)%	11.7%
Incentive fees	0.0%	0.0%	0.0%	(1.8)%
Total return after incentive fees	(6.7)%	(6.5)%	(27.7)%	9.9%

***	Annualized (other than incentive fee)

****	Interest income less total expenses (exclusive of incentive fees)

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

Shearson Select Advisors Futures Fund L.P.
Notes to Financial Statements
September 30, 2004
(Unaudited)
(Continued)

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the nine and twelve months ended September 30, 2004 and December 31, 2003, based on a monthly calculation, were $14,247 and $295,425, respectively. The fair value of these commodity interests, including options thereon, if applicable, at September 30, 2004 and December 31, 2003, were $220,472 and $297,292, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

4.    Financial Instrument Risks:

In the normal course of its business, the Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

The majority of these instruments mature within one year of September 30, 2004. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the third quarter of 2004.

The Partnership's capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2004, Partnership capital decreased 31.4% from $4,493,233 to $3,081,750. This decrease was attributable to a net loss from operations of $1,222,074 coupled with the redemption of 59 Redeemable Units resulting in an outflow of $189,409. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership's third quarter of 2004, the net asset value per Redeemable Unit decreased 6.7% from $3,049.93 to $2,845.57 as compared to a decrease of 6.5% in the third quarter of 2003. The Partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 2004 of $146,272. Losses were primarily attributable to the trading of commodity contracts in currencies and indices and were partially offset by gains in U.S. and non-U.S. interest rates and metals. The Partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 2003 of $186,079. Losses were primarily attributable to the trading of commodity contracts in currencies, U.S. and non-U.S. interest rates and metals and were partially offset by gains in indices.

During the Partnership's nine months ended September 30, 2004, the net asset value per Redeemable Unit decreased 27.7% from $3,934.53 to $2,845.57 as compared to an increase of 9.9% during the nine months ended September 30, 2003. The Partnership experienced a net trading loss before brokerage commissions and related fees during the nine months ended September 30, 2004 of $932,369. Losses were primarily attributable to the trading of commodity contracts in currencies, metals and indices and were partially offset by gains in U.S and non-U.S. interest rates. The Partnership experienced a net trading gain before brokerage commissions and related fees during the nine months ended September 30, 2003 of $829,221. Gains were primarily attributable to the trading of commodity contracts in currencies, U.S. and non-U.S. interest rates and indices and were partially offset by losses in metals.

The third quarter of 2004 was characterized by continued difficult trading conditions for the Partnership's trend-following advisor. The currency sector produced the greatest losses as the European and Asian currencies were unable to sustain any solid direction versus a weak U.S. dollar. These choppy market conditions carried over to the US and non-US interest rate markets as the Federal Reserve Bank tightened short-term rates in spite of persistent market driven lower long-term interest rates. Trading nonetheless was profitable in both markets for the quarter. Trading in global stock market indices was unprofitable for the Partnership's advisor as the lack of direction caused trends to be initiated and only to be reversed a short time later. Trading in metals was profitable for the period as China's continuing industrialization kept the prices of base metals at a premium.

Overall, after a difficult second quarter and beginning of the third quarter, market trends emerged late in the quarter in both commodity and financial markets that were more conducive to the advisor's trend-following approaches. Overall expectation is for continued directionless financial markets and potentially volatile commodity markets until political, financial and economic trends become more evident.

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

Interest income on 70% of the Partnership's daily average equity maintained in cash was earned at the monthly average 13-week U.S. Treasury Bill yield. CGM may continue to maintain the Partnership assets in cash and/or place all of the Partnership assets in 90-day Treasury bills and pay the Partnership 70% of the interest earned on the Treasury bills purchased. CGM will retain 30% of any interest earned on Treasury bills. Interest income for the three and nine months ended September 30, 2004 increased by $995 and decreased by $1,696, respectively, as compared to the corresponding period in 2003. Interest income increased slightly during the three months ended September 30, 2004 due to increasing interest rates. The decrease in interest income is primarily due to a decrease in net assets during the nine months ended September 30, 2004 as compared to the corresponding period in 2003.

Brokerage commissions are calculated on the Partnership's adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and nine months ended September 30, 2004 decreased by $19,869 and $36,152, respectively, as compared to the corresponding periods in 2003. The decrease in brokerage commissions and fees for the three and nine months ended September 30, 2004 is due to a decrease in average net assets during the period.

Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and nine months ended September 30, 2004 decreased by $13,135 and $24,447, respectively, as compared to the corresponding periods in 2003. The decrease in management fees for the three and nine months ended September 30, 2004 is due to a decrease in average net assets during the period.

Incentive fees paid by the Partnership are based on the new trading profits of the Partnership as defined in the Limited Partnership Agreement. There were no incentive fees accrued for the three and nine months ended September 30, 2004. Trading performance for the three and nine months ended September 30, 2003 resulted in incentive fees of $0 and $66,775, respectively.

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

The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of September 30, 2004 and the highest, lowest and average values during the three months ended September 30, 2004. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of September 30, 2004, the Partnership's total capitalization was $3,081,750. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003.

September 30, 2004
(Unaudited)

			Three Months Ended September 30, 2004
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies
– OTC Contracts	$88,344	2.87%	$171,534	$17,780	$46,466
Interest rates U.S.	36,000	1.17%	55,600	20,800	43,233
Interest rates Non-U.S.	267,314	8.67%	279,074	123,158	217,070
Metals
– Exchange Contracts	18,000	0.58%	18,000	7,500	14,500
– OTC Contracts	35,200	1.14%	35,200	10,125	19,000
Indices	27,945	0.91%	153,699	20,504	81,058
Totals	$472,803	15.34%

*	Average of month-end Values at Risk

Item 4.    Controls and Procedures

Based on their evaluation of the Partnership's disclosure controls and procedures as of September 30, 2004, the President and Chief Financial Officer of the General Partner have concluded that such controls and procedures are effective.

During the Partnership's last fiscal quarter, no changes occurred in the Partnership's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and under Part II, Item 1 "Legal Proceedings" in the Partnership's Quarterly Report on Form 10-Q for the fiscal quarters ended March 31, 2004 and June 30, 2004.

Enron Corp.

A Citigroup affiliate, along with other defendants, settled all claims against it in IN RE NEWPOWER HOLDINGS SECURITIES LITIGATION, a class action brought on behalf of certain investors in NewPower securities. Citigroup reached this settlement agreement without admitting any wrongdoing. On September 13, 2004, the United States District Court for the Southern District of New York preliminarily approved the settlement.

Dynegy Inc.

On October 7, 2004, the United States District Court for the Southern District of Texas granted the motion to dismiss all claims against the Citigroup defendants in IN RE DYNEGY INC. SECURITIES LITIGATION. The District Court also denied lead plaintiff's request for leave to replead. The case was a putative class action brought on behalf of purchasers of publicly traded Dynegy debt and equity securities.

WorldCom, Inc.

The United States Court of Appeals for the Second Circuit has affirmed the orders of the United States District Court for the Southern District of New York denying plaintiffs' motions to remand to state court a large group of WorldCom-related actions. On September 13, 2004, plaintiffs filed a petition for a writ of certiorari to the United States Supreme Court seeking review of the Second Circuit's ruling.

On September 17, 2004, WEINSTEIN, ET AL. V. EBBERS, ET AL., a putative class action against CGM and others brought on behalf of holders of WorldCom securities asserting claims based on, among other things, CGM's research reports concerning WorldCom, was dismissed with prejudice in its entirety by the United States District Court for the Southern District of New York. Plaintiffs have noticed an appeal of the dismissal to the United States Court of Appeals for the Second Circuit.

Citigroup and CGM, along with a number of other defendants, have settled RETIREMENT SYSTEMS OF ALABAMA, ET AL. V. J.P. MORGAN CHASE & CO., ET AL., a WorldCom individual action that had been remanded to the Circuit Court of Montgomery County, Alabama. The settlement became final on September 30, 2004.

On June 28, 2004, the United States District Court for the Southern District of New York dismissed all claims under the Securities Act of 1933 and certain claims under the Securities Exchange Act of 1934 in IN RE TARGETS SECURITIES LITIGATION, a putative class action against Citigroup and CGM and certain former employees, leaving only claims under the 1934 Act for purchases of Targeted Growth Enhanced Terms Securities With Respect to the Common Stock of MCI WorldCom, Inc. ("TARGETS") after July 30, 1999. On October 20, 2004, the parties signed a Memorandum of Understanding setting forth the terms of a settlement of all remaining claims in this action. The settlement must be approved by the Court.

On November 5, 2004, the United States District Court for the Southern District of New York approved the class settlement between plaintiffs and the Citigroup-related defendants in IN RE WORLDCOM, INC. SECURITIES LITIGATION. The Court's approval is subject to possible appeal by plaintiffs.

Research

Several individual actions have been filed against Citigroup and CGM relating to, among other things, research on Qwest Communications International, Inc. alleging violations of state and federal securities laws.

Other

On October 13, 2004, the United States District Court for the Southern District of New York certified a class in various representative cases with respect to the allocation of shares for certain initial public offerings and related aftermarket transactions.

An appeal of the dismissal granted to CGM in November 2003 with respect to the antitrust case relating to the allocation of shares for certain initial public offerings is scheduled to be argued in December 2004.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a)Total Number of Shares (or Units) Purchased*	(b)Average Price Paid per Share (or Unit)**	(c)Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d)Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2004 - July 31, 2004	0	N/A	N/A	N/A
August 1, 2004 - August 31, 2004	0	N/A	N/A	N/A
September 1, 2004 - September 30, 2004	17	$2,845.57	N/A	N/A
Total	17	$2,845.57	N/A	N/A

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

Item 3.    Defaults Upon Senior Securities – None

Item 4.    Submission of Matters to a Vote of Security Holders – None

Item 5.    Other Information – None

Item 6.    Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003.

Exhibit – 31.1 – Rule 13a-14(a)/15d-14(a) Certification
(Certification of President and Director)

Exhibit – 31.2 – Rule 13a-14(a)/15d-14(a) Certification
(Certification of Chief Financial Officer and Director)

Exhibit – 32.1 – Section 1350 Certification
(Certification of President and Director).

Exhibit – 32.2 – Section 1350 Certification
(Certification of Chief Financial Officer and Director).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHEARSON SELECT ADVISORS FUTURES FUND L.P.

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ David J. Vogel
David J. Vogel, President and Director
Date:	11/12/04
By:	/s/ Daniel R. McAuliffe, Jr.
Daniel R. McAuliffe, Jr. Chief Financial Officer and Director
Date:	11/12/04