Form 10-Q
period 2005-03-31
SHEARSON LEHMAN SELECT ADVISORS FUTURES FUND L P
filed 2005-05-16
CIK 811078

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2005

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

FORM 10-Q

INDEX

		Page Number
PART I - Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at March 31, 2005 and December 31, 2004 (unaudited)	3
	Condensed Schedules of Investments at March 31, 2005 and December 31, 2004 (unaudited)	4 - 5
	Statements of Income and Expenses and Partners' Capital for the three months ended March 31, 2005 and 2004 (unaudited)	6
	Statements of Cash Flows for the three months ended March 31, 2005 and 2004 (unaudited)	7
	Notes to Financial Statements (unaudited)	8 - 10
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11 - 12
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13 - 14
Item 4.	Controls and Procedures	15
PART II - Other Information		16

Part I

Item 1. Financial Statements
Shearson Select Advisors Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	March 31, 2005	December 31, 2004
Assets:
Equity in commodity futures trading account:
Cash (restricted $544,593 and $822,751 in 2005 and 2004, respectively)	$3,356,401	$3,976,658
Unrealized appreciation on open forward contracts	147,368	521,071
	3,503,769	4,497,729
Interest receivable	5,815	4,927
	$3,509,584	$4,502,656

Liabilities and Partners' Capital:
Liabilities:
Net unrealized depreciation on open futures positions	$8,053	$13,244
Unrealized depreciation on open forward contracts	148,788	89,096
Accrued expenses:
Commissions	16,764	22,002
Management fees	11,010	14,521
Incentive fees	—	7,438
Other	32,963	21,963
Redemptions payable	80,068	56,031
	297,646	224,295
Partners' Capital:
General Partner, 34 Unit equivalents outstanding in 2005 and 2004	104,704	136,075
Limited Partners, 1,009 and 1,035 Redeemable Units of Limited Partnership Interest outstanding in 2005 and 2004, respectively	3,107,234	4,142,286
	3,211,938	4,278,361
	$3,509,584	$4,502,656

See Accompanying Notes to Financial Statements.

Shearson Select Advisors Futures Fund L.P.
Condensed Schedule of Investments
March 31, 2005
(Unaudited)

Sector	Contract	Fair Value
Currencies
	Unrealized appreciation on forward contracts 2.22%	$71,768
	Unrealized depreciation on forward contracts (4.48)%	(144,485)
Total Currencies (2.26)%		(72,717)

Interest Rates U.S. 0.44%	Futures contracts purchased 0.44%	14,244

Total Interest Rates Non-U.S. (0.22)%	Futures contracts purchased (0.22)%	(6,924)

Metals
	Futures contracts purchased 0.14%	4,400
	Unrealized appreciation on forward contracts 2.35%	75,600
	Unrealized depreciation on forward contracts (0.13)%	(4,303)
	Total forward contracts 2.22%	71,297
Total Metals 2.36%		75,697

Total Indices	Futures contracts purchased (0.65)%	(20,783)
	Futures contracts purchased 0.03%	1,010
Total Indices (0.62)%		(19,773)
Total Fair Value (0.30)%		$(9,473)

Country Composition	Investments at Fair Value	% of Investments at Fair Value
Australia	$1,155	12.19%
Germany	(9,099)	(96.05)
Japan	(11,683)	(123.33)
United Kingdom	63,218	667.35
United States	(53,064)	(560.16)
	$(9,473)	100.00%

Percentages are based on Partners' capital unless otherwise indicated.

See Accompanying Notes to Financial Statements.

Shearson Select Advisors Futures Fund L.P.
Condensed Schedule of Investments
December 31, 2004
(Unaudited)

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

See Accompanying Notes to Financial Statements.

Shearson Select Advisors Futures Fund L.P.
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions	$(472,267)	$445,588
Change in unrealized gains (losses) on open positions	(428,204)	(353,299)
	(900,471)	92,289
Interest income	16,394	6,917
	(884,077)	99,206
Expenses:
Brokerage commissions including clearing fees of $894 and $495, respectively	55,789	73,037
Management fees	35,489	46,062
Other expenses	11,000	5,395
	102,278	124,494
Net loss	(986,355)	(25,288)
Redemptions - Limited Partners	(80,068)	(58,686)
Net decrease in Partners' capital	(1,066,423)	(83,974)
Partners' capital, beginning of period	4,278,361	4,493,233
Partners' capital, end of period	$3,211,938	$4,409,259
Net asset value per Redeemable Unit (1,043 and 1,127 Redeemable Units outstanding at March 31, 2005 and 2004, respectively)	$3,079.52	$3,912.39
Net loss per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(922.69)	$(22.14)

See Accompanying Notes to Financial Statements.

Shearson Select Advisors Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(986,355)	$(25,288)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	278,158	(29,726)
(Increase) decrease in net unrealized appreciation on open futures positions	—	(154,476)
(Increase) decrease in unrealized appreciation on open forward contracts	373,703	41,153
(Increase) decrease in interest receivable	(888)	(429)
Increase (decrease) in net unrealized depreciation on open futures positions	(5,191)	—
Increase (decrease) in unrealized depreciation on open forward contracts	59,692	466,622
Accrued expenses:
Increase (decrease) in commissions	(5,238)	(148)
Increase (decrease) in management fees	(3,511)	(111)
Increase (decrease) in incentive fees	(7,438)	—
Increase (decrease) in other	11,000	3,895
Increase (decrease) in redemptions payable	24,037	50,817
Net cash provided by (used in) operating activities	(262,031)	352,309
Cash flows from financing activities:
Payments for redemptions — Limited Partners	(80,068)	(58,686)
Net change in cash	(342,099)	293,623
Unrestricted cash, at beginning of period	3,153,907	3,720,644
Unrestricted cash, at end of period	$2,811,808	$4,014,267

See Accompanying Notes to Financial Statements.

Shearson Select Advisors Futures Fund L.P.
Notes to Financial Statements
March 31, 2005
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

Citigroup Managed Futures LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. As of March 31, 2005, all trading decisions are made by John W. Henry & Company, Inc. (the "Advisor").

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at March 31, 2005 and December 31, 2004 and the results of its operations and cash flows for the three months ended March 31, 2005 and 2004. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Shearson Select Advisors Futures Fund L.P.
Notes to Financial Statements
March 31, 2005
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three months ended March 31, 2005 and 2004 were as follows:

	Three Months Ended March 31,
	2005	2004
Net realized and unrealized gains (losses)*	$(894.54)	$16.85
Interest income	15.34	6.05
Expenses**	(43.49)	(45.04)
Increase (decrease) for the period	(922.69)	(22.14)
Net Asset Value per Redeemable Unit, beginning of period	4,002.21	3,934.53
Net Asset Value per Redeemable Unit, end of period	$3,079.52	$3,912.39
* Includes brokerage commissions
** Excludes brokerage commissions
Ratio to average net assets: ***
Net investment loss before incentive fees****	(9.4)%	(10.4)%
Operating expenses	11.2%	11.0%
Incentive fees	—%	—%
Total expenses	11.2%	11.0%
Total return:
Total return before incentive fees	(23.1)%	(0.6)%
Incentive fees	—%	—%
Total return after incentive fees	(23.1)%	(0.6)%

***	Annualized (other than incentive fee)

****	Interest income less total expenses (exclusive of incentive fees)

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

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the three and twelve months ended March 31, 2005 and December 31, 2004, based on a monthly calculation, were $1,951 and $205,249, respectively. The fair values of these

Shearson Select Advisors Futures Fund L.P.
Notes to Financial Statements
March 31, 2005
(Unaudited)

commodity interests, including options thereon, if applicable, at March 31, 2005 and December 31, 2004, were $(9,473) and $418,731, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

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

The majority of these instruments mature within one year of March 31, 2005. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the first quarter of 2005.

The Partnership's capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2005, Partnership capital decreased 24.9% from $4,278,361 to $3,211,938. This decrease was attributable to a net loss from operations of $986,355 coupled with the redemption of 26 Redeemable Units resulting in an outflow of $80,068. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership's first quarter of 2005, the net asset value per Redeemable Unit decreased 23.1% from $4,002.21 to $3,079.52 as compared to a decrease of 0.6% in the first quarter of 2004. The Partnership experienced a net trading loss before brokerage commissions and related fees in the first quarter of 2005 of $900,471. Losses were primarily attributable to the trading of commodity contracts in currencies, non-U.S. interest rates, metals and indices and were partially offset by gains in U.S. interest rates. The Partnership experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2004 of $92,289. Gains were primarily attributable to the trading of commodity contracts in U.S. and non-U.S. interest rates and metals and were partially offset by losses in currencies and indices.

Results for the first quarter were highlighted by difficult trading conditions in across all market sectors and resulted in effectively giving back much of the gains from the fourth quarter 2004.

First quarter performance was adversely affected by sharp trend-reversals and general choppy price patterns across a number of markets. In currency trading, the U.S. dollar, which had generated profits consistently in 2004, began to reverse its long-term decline and moved back to the low 130s in relation to the Euro. This move was particularly disruptive in January but continued through the quarter as the markets produced no identifiable direction and was the Partnership's largest overall losing position. Trading in non-U.S. interest rate contracts produced losses while favorable trends produced slightly positive results in U.S. interest rate trading. Stock indices showed some strength in February but not sufficient to offset losses in January and March. Metals trading following patterns in the currency markets and was negative for the Partnership.

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

Interest income on 70% of the Partnership's daily average equity maintained in cash was earned at the monthly average 13-week U.S. Treasury Bill yield. CGM may continue to maintain the Partnership assets in cash and/or place all of the Partnership assets in 90-day Treasury bills and pay the Partnership 70% of the interest earned on the Treasury bills purchased. CGM will retain 30% of any interest earned on Treasury bills. Interest income for the three months ended March 31, 2005 increased by $9,477, as compared to the corresponding period in 2004. The increase in interest income is primarily due to an increase in interest rates during the three months ended March 31, 2005 as compared to 2004.

Brokerage commissions are calculated on the Partnership's adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three months ended March 31, 2005 decreased by $17,248 as compared to the corresponding period in 2004. The decrease in brokerage commissions and fees is due to a decrease in average net assets during the three months ended March 31, 2005 as compared to 2004.

Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three months ended March 31, 2005 decreased by $10,573 as compared to the corresponding period in 2004. The decrease in management fees is due to a decrease in average net assets during the three months ended March 31, 2005 as compared to 2004.

Incentive fees paid by the Partnership are based on the new trading profits of the Partnership as defined in the Limited Partnership Agreement. There were no incentive fees accrued for the three months ended March 31, 2005 and 2004.

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

The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of March 31, 2005 and the highest, lowest and average values during the three months ended March 31, 2005. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of March 31, 2005, the Partnership's total capitalization was $3,211,938. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004.

March 31, 2005
(Unaudited)

			Three months ended March 31, 2005
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies
– OTC	$130,006	4.05%	$267,602	$36,387	$110,476
Interest rates U.S.	42,850	1.33%	46,200	14,840	33,528
Interest rates Non-U.S.	68,827	2.14%	262,764	68,827	114,119
Metals
– Exchange Traded Contracts	16,500	0.52%	18,000	10,500	16,500
– OTC	184,423	5.74%	184,423	38,675	91,841
Indices	181,715	5.66%	198,925	96,215	145,787
Totals	$624,321	19.44%

*	Average of month-end Values at Risk

Item 4.    Controls and Procedures

Based on their evaluation of the Partnership's disclosure controls and procedures as of March 31, 2005, the President and Chief Financial Officer of the General Partner have concluded that such controls and procedures are effective.

During the Partnership's last fiscal quarter, no changes occurred in the Partnership's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Enron Corp.

In April 2005, Citigroup, along with other financial institution defendants, reached an agreement-in-principle to settle four state-court actions brought by various investment funds, which were not previously consolidated or coordinated with the NEWBY action. The four cases are OCM OPPORTUNITIES FUND III, L.P., et al. v. CITIGROUP INC., et al.; PACIFIC INVESTMENT MANAGEMENT CO. LLC, et al. v. CITIGROUP INC., et al.; AUSA LIFE INSURANCE v. CITIGROUP INC., et al. and PRINCIPAL GLOBAL INVESTORS v. CITIGROUP INC., et al. The amounts to be paid in settlement of these actions are covered by existing litigation reserves.

Dynegy Inc.

The court had previously denied lead plaintiff's motion for leave to amend; no appeal was yet timely while the remainder of the case remained pending. On April 15, 2005, as part of a global settlement involving all defendants, Citigroup entered into a memorandum of understanding to settle this case. The amount to be paid in settlement is covered by existing litigation reserves.

WorldCom, Inc.

The District Court approved the settlement of the IN RE TARGETS SECURITIES LITIGATION on April 22, 2005.

Global Crossing

The plaintiffs and the Citigroup Related Defendants have entered into a definitive settlement agreement in the IN RE GLOBAL CROSSING, LTD SECURITIES LITIGATION; the settlement was preliminarily approved by the Court on March 8, 2005. The amount to be paid in settlement is covered by existing litigation reserves.

Research

Two putative class actions against CGMI asserting common law claims on behalf of CGMI customers in connection with published investment research have been dismissed by United States District Courts, the dismissals of which were affirmed by the United States Court of Appeals for the Third and Ninth Circuits, respectively. Plaintiffs in the Ninth Circuit case have sought review by the United States Supreme Court; their petition for a writ of certiorari, which CGMI opposed, is pending before that court.

Mutual Funds

CGMHI entered into a settlement with the SEC with respect to revenue sharing and sales of classes of funds.

Investigations of Euro Zone Government Bonds Trade

The German prosecutors have declined to take any actions against the employees in connection with this matter.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a)Total Number of Shares (or Units) Purchased*	(b)Average Price Paid per Share (or Unit)**	(c)Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d)Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2005 - January 31, 2005	0	N/A	N/A	N/A
February 1, 2005 - February 28, 2005	0	N/A	N/A	N/A
March 1, 2005 - March 31, 2005	26	$3,079.52	N/A	N/A
Total	26	$3,079.52	N/A	N/A

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

Item 3.    Defaults Upon Senior Securities – None

Item 4.    Submission of Matters to a Vote of Security Holders – None

Item 5.    Other Information – None

Item 6.    Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004.

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

SHEARSON SELECT ADVISORS FUTURES FUND L.P.

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ David J. Vogel
David J. Vogel, President and Director
Date:	May 16, 2005
By:	/s/ Daniel R. McAuliffe, Jr.
Daniel R. McAuliffe, Jr. Chief Financial Officer and Director
Date:	May 16, 2005