Form 10-Q
period 2005-06-30
SHEARSON LEHMAN SELECT ADVISORS FUTURES FUND L P
filed 2005-08-15
CIK 811078

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2005

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

FORM 10-Q

INDEX

		Page Number
PART I - Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at June 30, 2005 and December 31, 2004 (unaudited)	3
	Condensed Schedules of Investments at June 30, 2005 and December 31, 2004 (unaudited)	4 - 5
	Statements of Income and Expenses and Partners' Capital for the three and six months ended June 30, 2005 and 2004 (unaudited)	6
	Statements of Cash Flows for the three and six months ended June 30, 2005 and 2004 (unaudited)	7
	Notes to Financial Statements (unaudited)	8 - 11
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12 - 13
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14 - 15
Item 4.	Controls and Procedures	16
PART II - Other Information		17

Part I

Item 1. Financial Statements

Shearson Select Advisors Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	June 30, 2005	December 31, 2004
Assets:
Equity in commodity futures trading account:
Cash (restricted $550,925 and $822,751 in 2005 and 2004, respectively)	$3,397,954	$3,976,658
Net unrealized appreciation on open futures positions	193,427	—
Unrealized appreciation on open forward contracts	337,816	521,071
	3,929,197	4,497,729
Interest receivable	6,055	4,927
	$3,935,252	$4,502,656

Liabilities and Partners' Capital:
Liabilities:
Net unrealized depreciation on open futures positions	$—	$13,244
Unrealized depreciation on open forward contracts	145,817	89,096
Accrued expenses:
Commissions	18,947	22,002
Management fees	12,484	14,521
Incentive fees	—	7,438
Other	25,344	21,963
Redemptions payable	28,630	56,031
	231,222	224,295
Partners' Capital:
General Partner, 34 Unit equivalents outstanding in 2005 and 2004	121,678	136,075
Limited Partners, 1,001 and 1,035 Redeemable Units of Limited Partnership Interest outstanding in 2005 and 2004, respectively	3,582,352	4,142,286
	3,704,030	4,278,361
	$3,935,252	$4,502,656

See Accompanying Notes to Financial Statements.

Shearson Select Advisors Futures Fund L.P.
Condensed Schedule of Investments
June 30, 2005
(Unaudited)

Sector	Contract	Fair Value
Currencies
	Unrealized appreciation on forward contracts 8.16%	$302,092
	Unrealized depreciation on forward contracts (2.86)%	(105,922)
Total Currencies 5.30%		196,170

Interest Rates U.S. 0.66%	Futures contracts purchased 0.66%	24,500

Interest Rates Non-U.S. 4.24%	Futures contracts purchased 4.24%	156,855

Metals
	Futures contracts purchased (0.19)%	(7,040)

	Unrealized appreciation on forward contracts 0.96%	35,724
	Unrealized depreciation on forward contracts (1.08)%	(39,895)
	Total forward contracts (0.12)%	(4,171)
Total Metals (0.31)%		(11,211)

Indices 0.52%	Futures contracts purchased 0.52%	19,112

Total Fair Value 10.41%		$385,426

Country Composition	Investments at Fair Value	% of Investments at Fair Value
Australia	$(1,079)	(0.28)%
Germany	85,415	22.16
Japan	43,317	11.24
United Kingdom	44,143	11.45
United States	213,630	55.43
	$385,426	100.00%

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

See Accompanying Notes to Financial Statements.

Shearson Select Advisors Futures Fund L.P.
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions	$205,210	$(779,132)	$(267,057)	$(333,544)
Change in unrealized gains (losses) on open positions	394,899	(99,254)	(33,305)	(452,553)
	600,109	(878,386)	(300,362)	(786,097)
Interest income	17,101	7,643	33,495	14,560
	617,210	(870,743)	(266,867)	(771,537)
Expenses:
Brokerage commissions including clearing fees of $636, $692, $1,530 and $1,187, respectively	52,823	57,383	108,612	130,420
Management fees	34,394	36,862	69,883	82,924
Other expenses	9,271	6,995	20,271	12,390
	96,488	101,240	198,766	225,734
Net income (loss)	520,722	(971,983)	(465,633)	(997,271)
Redemptions - Limited Partners	(28,630)	(82,348)	(108,698)	(141,034)
Net increase (decrease) in Partners' capital	492,092	(1,054,331)	(574,331)	(1,138,305)
Partners' capital, beginning of period	3,211,938	4,409,259	4,278,361	4,493,233
Partners' capital, end of period	$3,704,030	$3,354,928	$3,704,030	$3,354,928
Net asset value per Redeemable Unit (1,035 and 1,100 Redeemable Units outstanding at June 30, 2005 and 2004, respectively)	$3,578.77	$3,049.93	$3,578.77	$3,049.93
Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$499.25	$(862.46)	$(423.44)	$(884.60)

See Accompanying Notes to Financial Statements.

Shearson Select Advisors Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Cash flows from operating activities:
Net income (loss)	$520,722	$(971,983)	$(465,633)	$(997,271)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(6,332)	95,834	271,826	66,108
(Increase) decrease in net unrealized appreciation on open futures positions	(193,427)	210,322	(193,427)	55,846
(Increase) decrease in unrealized appreciation on open forward contracts	(190,448)	264,106	183,255	305,259
(Increase) decrease in interest receivable	(240)	(309)	(1,128)	(738)
Increase (decrease) in net unrealized depreciation on open futures positions	(8,053)	—	(13,244)	—
Increase (decrease) in unrealized depreciation on open forward contracts	(2,971)	(375,174)	56,721	91,448
Accrued expenses:
Increase (decrease) in commissions	2,183	(5,177)	(3,055)	(5,325)
Increase (decrease) in management fees	1,474	(3,447)	(2,037)	(3,558)
Increase (decrease) in incentive fees	—	—	(7,438)	—
Increase (decrease) in other	(7,619)	3,735	3,381	7,630
Net cash provided by (used in) operating activities	115,289	(782,093)	(170,779)	(480,601)
Cash flows from financing activities:
Payments for redemptions — Limited Partners	(80,068)	(58,686)	(136,099)	(66,555)
Net change in cash	35,221	(840,779)	(306,878)	(547,156)
Unrestricted cash, at beginning of period	2,811,808	4,014,267	3,153,907	3,720,644
Unrestricted cash, at end of period	$2,847,029	$3,173,488	$2,847,029	$3,173,488

See Accompanying Notes to Financial Statements.

Shearson Select Advisors Futures Fund L.P.
Notes to Financial Statements
June 30, 2005
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

Citigroup Managed Futures LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. As of June 30, 2005, all trading decisions are made by John W. Henry & Company, Inc. (the "Advisor").

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at June 30, 2005 and December 31, 2004 and the results of its operations and cash flows for the three and six months ended June 30, 2005 and 2004. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Shearson Select Advisors Futures Fund L.P.
Notes to Financial Statements
June 30, 2005
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and six months ended June 30, 2005 and 2004 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net realized and unrealized gains (losses) *	$524.72	$(830.32)	$(369.82)	$(813.47)
Interest Income	16.40	6.78	31.74	12.83
Expenses **	(41.87)	(38.92)	(85.36)	(83.96)
Increase (decrease) for the period	499.25	(862.46)	(423.44)	(884.60)
Net Asset Value per Redeemable Unit, beginning of period	3,079.52	3,912.39	4,002.21	3,934.53
Net Asset Value per Redeemable Unit, end of period	$3,578.77	$3,049.93	$3,578.77	$3,049.93
* Includes brokerage commissions
** Excludes brokerage commissions

Ratios to average net assets:***
Net investment loss before incentive fees****	(9.5)%	(9.8)%	(9.3)%	(10.2)%
Operating expense	11.5%	10.6%	11.2%	10.9%
Incentive fees	—%	—%	—%	—%
Total expenses	11.5%	10.6%	11.2%	10.9%
Total return:
Total return before incentive fee	16.2%	(22.0)%	(10.6)%	(22.5)%
Incentive fees	—%	—%	—%	—%
Total return after incentive fees	16.2%	(22.0)%	(10.6)%	(22.5)%

***	Annualized (other than incentive fee)

****	Interest income less total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners' share of income expenses and average net assets.

Shearson Select Advisors Futures Fund L.P.
Notes to Financial Statements
June 30, 2005
(Unaudited)

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

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the six and twelve months ended June 30, 2005 and December 31, 2004, based on a monthly calculation, were $111,645 and $205,249, respectively. The fair values of these commodity interests, including options thereon, if applicable, at June 30, 2005 and December 31, 2004, were $385,426 and $418,731, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

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
June 30, 2005
(Unaudited)

risk-adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of June 30, 2005. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the second quarter of 2005.

The Partnership's capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2005, Partnership capital decreased 13.4% from $4,278,361 to $3,704,030. This decrease was attributable to a net loss from operations of $465,633 coupled with the redemption of 34 Redeemable Units resulting in an outflow of $108,698. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership's second quarter of 2005, the net asset value per Redeemable Unit increased 16.2% from $3,079.52 to $3,578.77 as compared to a decrease of 22.0% in the second quarter of 2004. The Partnership experienced a net trading gain before brokerage commissions and related fees in the second quarter of 2005 of $600,109. Gains were primarily attributable to the trading of commodity contracts in currencies, U.S. and non-U.S. interest rates and were partially offset by losses in metals and indices. The Partnership experienced a net trading loss before brokerage commissions and related fees in the second quarter of 2004 of $878,386. Losses were primarily attributable to the trading of commodity contracts in currencies, U.S. and non-U.S. interest rates, metals and indices.

Trading in the second quarter of 2005 began with a continuation of the volatile and directionless markets that had characterized the first quarter. Through most of April, none of the financial sectors provided profitable trading opportunities for the Partnership's Advisor. May was a transition period as macro-economic trends emerged and continued into June providing improved trading conditions for the trend-following strategies of the Advisor.

Lower interest rates in Europe and the U.S. were the primary drivers of profitability for the quarter and had a concomitant impact on strengthening the U.S. dollar to recent highs versus the Euro, British pound and Swiss franc. Lower interest rates were favorable for the Advisor's positions in U.S. and particularly international interest rate contracts as lower inflation reports, weak European markets, and improved productivity caused markets to shrug off another increase in short-term rates by the U.S. Federal Reserve Bank. Trading in foreign currencies was also profitable while trading in global stock indices and metals was unprofitable.

During the Partnership's six months ended June 30, 2005, the net asset value per Redeemable Unit decreased 10.6% from $4,002.21 to $3,578.77 as compared to a decrease of 22.5% during the six months ended June 30, 2004. The Partnership experienced a net trading loss before brokerage commissions and related fees during the six months ended June 30, 2005 of $300,362. Losses were primarily attributable to the trading of commodity contracts in currencies, metals, and indices and were partially offset by gains in U.S. and non-U.S. interest rates. The Partnership experienced a net trading loss before brokerage commissions and related fees during the six months ended June 30, 2004 of $786,097. Losses were primarily attributable to the trading of commodity contracts in currencies, non-U.S. interest rates, metals and indices and were partially offset by gains in U.S interest rates.

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

Interest income on 70% of the Partnership's daily average equity maintained in cash was earned at the monthly average 13-week U.S. Treasury Bill yield. CGM may continue to maintain the Partnership assets in cash and/or place all of the Partnership assets in 90-day Treasury bills and pay the Partnership 70% of the interest earned on the Treasury bills purchased. CGM will retain 30% of any interest earned on Treasury bills. Interest income for the three and six months ended June 30, 2005 increased by $9,458 and $18,935, respectively, as compared to the corresponding periods in 2004. The increase in interest income is primarily due to an increase in interest rates during the three and six months ended June 30, 2005 as compared to 2004.

Brokerage commissions are calculated on the Partnership's adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and six months ended June 30, 2005 decreased by $4,560 and $21,808, respectively, as compared to the corresponding periods in 2004. The decrease in brokerage commissions and fees is due to a decrease in average net assets during the three and six months ended June 30, 2005 as compared to 2004.

Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and six months ended June 30, 2005 decreased by $2,468 and $13,041, respectively, as compared to the corresponding periods in 2004. The decrease in management fees is due to a decrease in average net assets during the three and six months ended June 30, 2005 as compared to 2004.

Incentive fees paid by the Partnership are based on the new trading profits of the Partnership as defined in the Limited Partnership Agreement. There were no incentive fees earned for the three and six months ended June 30, 2005 and 2004.

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

The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of June 30, 2005 and the highest, lowest and average values during the three months ended June 30, 2005. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of June 30, 2005, the Partnership's total capitalization was $3,704,030. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004.

June 30, 2005
(Unaudited)

			Three Months Ended June 30, 2005
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– OTC	$194,916	5.26%	$206,492	$69,165	$146,952
Interest Rates U.S.	38,050	1.03%	42,850	6,000	23,600
Interest Rates Non-U.S.	199,376	5.38%	208,682	83,511	201,254
Metals
– Exchange Traded Contracts	11,000	0.30%	16,500	11,000	12,833
– OTC	23,200	0.63%	181,173	19,725	26,375
Indices	67,224	1.81%	462,541	44,759	117,068
Totals	$533,766	14.41%

*	Average of month-end Values at Risk.

Item 4.    Controls and Procedures

The General Partner of the Partnership, with the participation of the General Partner's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) with respect to the Partnership within 90 days of the filing date of this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Item 3, "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004 and under Part II, Item 1, "Legal Proceedings" in the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

Enron-Related Civil Actions

On June 13, 2005, Citigroup announced a settlement of the Enron class action litigation (Newby, et al. v. Enron Corp., et al.) currently pending in the United States District Court for the Southern District of Texas, Houston Division. This settlement resolves all claims against Citigroup brought on behalf of the class of purchasers of publicly traded equity and debt securities issued by Enron and Enron-related entities between September 9, 1997 and December 2, 2001. The settlement, which involves a pre-tax payment of $2.0 billion to the settlement class, is fully covered by Citigroup's existing litigation reserves. It is subject to approval by the Board of Regents of the University of California (the lead plaintiff), the Citigroup Board and the District Court in Texas.

Mutual Funds

On May 31, 2005, Citigroup announced that Smith Barney Fund Management LLC and Citigroup Global Markets completed a settlement with the SEC resolving an investigation by the SEC into matters relating to arrangements between certain Smith Barney mutual funds, an affiliated transfer agent and an unaffiliated sub-transfer agent. Under the terms of the settlement, Citigroup agreed to pay fines totaling $208.1 million. The settlement, in which Citigroup neither admitted nor denied any wrongdoing or liability, includes allegations of willful misconduct by Smith Barney Fund Management LLC and Citigroup Global Markets in failing to disclose aspects of the transfer agent arrangements to certain mutual fund investors.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a)Total Number of Shares (or Units) Purchased*	(b)Average Price Paid per Share (or Unit)**	(c)Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d)Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2005 - April 30, 2005	0	N/A	N/A	N/A
May 1, 2005 - May 31, 2005	0	N/A	N/A	N/A
June 1, 2005 - June 30, 2005	8	$3,578.77	N/A	N/A
Total	8	$3,578.77	N/A	N/A

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

SHEARSON SELECT ADVISORS FUTURES FUND L.P.

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ David J. Vogel
David J. Vogel, President and Director
Date:	August 15, 2005
By:	/s/ Daniel R. McAuliffe, Jr.
Daniel R. McAuliffe, Jr. Chief Financial Officer and Director
Date:	August 15, 2005