Form 10-Q
period 2005-09-30
SHEARSON LEHMAN SELECT ADVISORS FUTURES FUND L P
filed 2005-11-14
CIK 811078

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2005

Commission File Number 0-16627

SHEARSON SELECT ADVISORS FUTURES FUND L.P.

(Exact name of registrant as specified in its charter)

Delaware	13-3405705
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Citigroup Managed Futures LLC
731 Lexington Avenue - 25th Fl.
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

Yes         No X

Indicate by check mark whether the registrant is a shell Company (as defined in rule 12b-2 of the Exchange Act).

Yes         No X

SHEARSON SELECT ADVISORS FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page Number
PART I - Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at September 30, 2005 and December 31, 2004 (unaudited)	3
	Condensed Schedules of Investments at September 30, 2005 and December 31, 2004 (unaudited)	4 - 5
	Statements of Income and Expenses and Partners' Capital for the three and nine months ended September 30, 2005 and 2004 (unaudited)	6
	Statements of Cash Flows for the three and nine months ended September 30, 2005 and 2004 (unaudited)	7
	Notes to Financial Statements (unaudited)	8 - 11
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12 - 14
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15 - 16
Item 4.	Controls and Procedures	17
PART II - Other Information		18

Part I

Item 1. Financial Statements

Shearson Select Advisors Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	September 30, 2005	December 31, 2004
Assets:
Equity in commodity futures trading account:
Cash (restricted $307,743 and $822,751 in 2005 and 2004, respectively)	$2,938,907	$3,976,658
Net unrealized appreciation on open futures positions	68,497	—
Unrealized appreciation on open forward contracts	109,749	521,071
	3,117,153	4,497,729
Interest receivable	6,031	4,927
	$3,123,184	$4,502,656

Liabilities and Partners' Capital:
Liabilities:
Net unrealized depreciation on open futures positions	$—	$13,244
Unrealized depreciation on open forward contracts	130,971	89,096
Accrued expenses:
Commissions	14,961	22,002
Management fees	9,833	14,521
Incentive fees	—	7,438
Other	27,337	21,963
Redemptions payable	96,582	56,031
	279,684	224,295
Partners' Capital:
General Partner, 34 Unit equivalents outstanding in 2005 and 2004	96,582	136,075
Limited Partners, 967 and 1,035 Redeemable Units of Limited Partnership Interest outstanding in 2005 and 2004, respectively	2,746,918	4,142,286
	2,843,500	4,278,361
	$3,123,184	$4,502,656

See Accompanying Notes to Financial Statements.

Shearson Select Advisors Futures Fund L.P.
Condensed Schedule of Investments
September 30, 2005
(Unaudited)

Sector	Contract	Fair Value
Currencies
	Unrealized appreciation on forward contracts 3.10%	$88,055
	Unrealized depreciation on forward contracts (3.78)%	(107,284)
Total Currencies (0.68)%		(19,229)

Interest Rates Non-U.S.
	Futures contracts purchased (1.27)%	(36,168)
	Futures contracts sold 0.14%	3,948
Total Interest Non-U.S. (1.13)%		(32,220)

Metals
	Futures contracts purchased 0.36%	10,170

	Unrealized appreciation on forward contracts 0.76%	21,694
	Unrealized depreciation on forward contracts (0.83)%	(23,687)
	Total forward contracts (0.07)%	(1,993)
Total Metals 0.29%		8,177

Indices 3.18%	Futures contracts purchased 3.18%	90,547

Total Fair Value 1.66%		$47,275

Country Composition	Investments at Fair Value	% of Investments at Fair Value
Germany	$(25,028)	(52.94)%
Japan	83,355	176.32
United Kingdom	(1,993)	(4.22)
United States	(9,059)	(19.16)
	$47,275	100.00%

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

See Accompanying Notes to Financial Statements.

Shearson Select Advisors Futures Fund L.P.
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Income:
Net gains (losses) on trading of commodity interests:
Realized losses on closed positions	$(335,399)	$(522,005)	$(602,456)	$(855,549)
Change in unrealized gains (losses) on open positions	(338,151)	375,733	(371,456)	(76,820)
Net realized and unrealized losses	(673,550)	(146,272)	(973,912)	(932,369)
Interest income	19,018	8,644	52,513	23,204
	(654,532)	(137,628)	(921,399)	(909,165)
Expenses:
Brokerage commissions including clearing fees of $957, $937, $2,487 and $2,124, respectively	50,265	49,393	158,877	179,813
Management fees	31,821	30,886	101,704	113,810
Other expenses	27,330	6,896	47,601	19,286
	109,416	87,175	308,182	312,909
Net loss	(763,948)	(224,803)	(1,229,581)	(1,222,074)
Redemptions – Limited Partners	(96,582)	(48,375)	(205,280)	(189,409)
Net decrease in Partners' capital	(860,530)	(273,178)	(1,434,861)	(1,411,483)
Partners' capital, beginning of period	3,704,030	3,354,928	4,278,361	4,493,233
Partners' capital, end of period	$2,843,500	$3,081,750	$2,843,500	$3,081,750
Net asset value per Redeemable Unit (1,001 and 1,083 Redeemable Units outstanding at September 30, 2005 and 2004, respectively)	$2,840.66	$2,845.57	$2,840.66	$2,845.57
Net loss per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(738.11)	$(204.36)	$(1,161.55)	$(1,088.96)

See Accompanying Notes to Financial Statements.

Shearson Select Advisors Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Cash flows from operating activities:
Net loss	$(763,948)	$(224,803)	$(1,229,581)	$(1,222,074)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	243,182	(21,657)	515,008	44,451
(Increase) decrease in net unrealized appreciation on open futures positions	124,930	(289,356)	(68,497)	(233,510)
(Increase) decrease in unrealized appreciation on open forward contracts	228,067	(92,680)	411,322	212,579
(Increase) decrease in interest receivable	24	(237)	(1,104)	(975)
Increase (decrease) in net unrealized depreciation on open futures positions	—	—	(13,244)	—
Increase (decrease) in unrealized depreciation on open forward contracts	(14,846)	6,303	41,875	97,751
Accrued expenses:
Increase (decrease) in commissions	(3,986)	(1,523)	(7,041)	(6,848)
Increase (decrease) in management fees	(2,651)	(1,027)	(4,688)	(4,585)
Increase (decrease) in incentive fees	—	—	(7,438)	—
Increase (decrease) in other	1,993	5,285	5,374	12,915
Net cash provided by (used in) operating activities	(187,235)	(619,695)	(358,014)	(1,100,296)
Cash flows from financing activities:
Payments for redemptions — Limited Partners	(28,630)	(82,348)	(164,729)	(148,903)
Net change in cash	(215,865)	(702,043)	(522,743)	(1,249,199)
Unrestricted cash, at beginning of period	2,847,029	3,173,488	3,153,907	3,720,644
Unrestricted cash, at end of period	$2,631,164	$2,471,445	$2,631,164	$2,471,445

See Accompanying Notes to Financial Statements.

Shearson Select Advisors Futures Fund L.P.
Notes to Financial Statements
September 30, 2005
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

Citigroup Managed Futures LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. As of September 30, 2005, all trading decisions are made by John W. Henry & Company, Inc. (the "Advisor").

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at September 30, 2005 and December 31, 2004 and the results of its operations and cash flows for the three and nine months ended September 30, 2005 and 2004. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Shearson Select Advisors Futures Fund L.P.
Notes to Financial Statements
September 30, 2005
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and nine months ended September 30, 2005 and 2004 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net realized and unrealized losses *	$(699.33)	$(177.88)	$(1,069.15)	$(991.35)
Interest Income	18.37	7.86	50.11	20.69
Expenses **	(57.15)	(34.34)	(142.51)	(118.30)
Decrease for the period	(738.11)	(204.36)	(1,161.55)	(1,088.96)
Net Asset Value per Redeemable Unit, beginning of period	3,578.77	3,049.93	4,002.21	3,934.53
Net Asset Value per Redeemable Unit, end of period	$2,840.66	$2,845.57	$2,840.66	$2,845.57
* Includes brokerage commissions
** Excludes brokerage commissions

Ratios to average net assets:***
Net investment loss before incentive fees****	(10.9)%	(10.0)%	(9.9)%	(10.1)%
Operating expense	13.2%	11.1%	11.9%	10.9%
Incentive fees	—%	—%	—%	—%
Total expenses	13.2%	11.1%	11.9%	10.9%
Total return:
Total return before incentive fee	(20.6)%	(6.7)%	(29.0)%	(27.7)%
Incentive fees	—%	—%	—%	—%
Total return after incentive fees	(20.6)%	(6.7)%	(29.0)%	(27.7)%

***	Annualized (other than incentive fee)

****	Interest income less total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners' share of income expenses and average net assets.

Shearson Select Advisors Futures Fund L.P.
Notes to Financial Statements
September 30, 2005
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

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the nine and twelve months ended September 30, 2005 and December 31, 2004, based on a monthly calculation, were $119,809 and $205,249, respectively. The fair values of these commodity interests, including options thereon, if applicable, at September 30, 2005 and December 31, 2004, were $47,275 and $418,731, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

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
September 30, 2005
(Unaudited)

risk-adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of September 30, 2005. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the third quarter of 2005.

The Partnership's capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2005, Partnership capital decreased 33.5% from $4,278,361 to $2,843,500. This decrease was attributable to a net loss from operations of $1,229,581 coupled with the redemption of 68 Redeemable Units resulting in an outflow of $205,280. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership's third quarter of 2005, the net asset value per Redeemable Unit decreased 20.6% from $3,578.77 to $2,840.66 as compared to a decrease of 6.7% in the third quarter of 2004. The Partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 2005 of $673,550. Losses were primarily attributable to the trading of commodity contracts in currencies, U.S. and non-U.S. interest rates and metals and were partially offset by gains in indices. The Partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 2004 of $146,272. Losses were primarily attributable to the trading of commodity contracts in currencies and indices and were partially offset by gains in U.S. and non-U.S. interest rates and metals.

Third Quarter results reflect trading losses primarily in interest rates, currencies and metals. The quarter started with a reversing trend in U.S. and European fixed income instruments as yields began to rise prompted by U.S. central bank rate increases. This volatility continued through the remainder of the quarter and led to the greatest sector for the Partnership.

Prospects of improving economic conditions in Japan led to profits in Nikkei stock index trading and combined with solid second quarter corporate profits led to profits in U.S. stock index trading as well. Offsetting profitable stock index trading were losses in foreign currency trading. The most notable event in this markets was the Chinese government decision to unpeg the yuan from the U.S. dollar and its consequent upward revaluation. This led to near continuous adjustments in the relation of the major currencies throughout the quarter and range-bound trading in the U.S. dollar. Trading in precious metals was also unprofitable for the quarter.

During the Partnership's nine months ended September 30, 2005, the net asset value per Redeemable Unit decreased 29.0% from $4,002.21 to $2,840.66 as compared to a decrease of 27.7% during the nine months ended September 30, 2004. The Partnership experienced a net trading loss before brokerage commissions and related fees during the nine months ended September 30, 2005 of $973,912. Losses were primarily attributable to the trading of commodity contracts in currencies, U.S. and non-U.S. interest rates and metals and were partially offset by gains in indices. The Partnership experienced a net trading loss before brokerage commissions and related fees during the nine months ended September 30, 2004 of $932,369. Losses were primarily attributable to the trading of commodity contracts in currencies, metals and indices and were partially offset by gains in U.S. and non-U.S. interest rates.

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

Interest income on 70% of the Partnership's daily average equity maintained in cash was earned at the monthly average 13-week U.S. Treasury Bill yield. CGM may continue to maintain the Partnership assets in cash and/or place all of the Partnership assets in 90-day Treasury bills and pay the Partnership 70% of the interest earned on the Treasury bills purchased. CGM will retain 30% of any interest earned on Treasury bills. Interest income for the three and nine months ended September 30, 2005 increased by $10,374 and $29,309, respectively, as compared to the corresponding periods in 2004. The increase in interest income is primarily due to an increase in interest rates during the three and nine months ended September 30, 2005 as compared to 2004.

Brokerage commissions are calculated on the Partnership's adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and nine months ended September 30, 2005 increased and decreased by $872 and $20,936, respectively, as compared to the corresponding periods in 2004. The increase in brokerage commissions and fees is due to an increase in average net assets during the three months ended September 30, 2005 as compared to 2004. The decrease in brokerage commissions and fees is due to a decrease in average net assets during the nine months ended September 30, 2005 as compared to 2004.

Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and nine months ended September 30, 2005 increased and decreased by $935 and $12,106, respectively, as compared to the corresponding periods in 2004. The increase in management fees is due to an increase in average net assets during the three months ended September 30, 2005 as compared to 2004. The decrease in management fees is due to a decrease in average net assets during the nine months ended September 30, 2005 as compared to 2004.

Incentive fees paid by the Partnership are based on the new trading profits of the Partnership as defined in the Limited Partnership Agreement. There were no incentive fees earned for the three and nine months ended September 30, 2005 and 2004.

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

The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of September 30, 2005 and the highest, lowest and average values during the three months ended September 30, 2005. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of September 30, 2005, the Partnership's total capitalization was $2,843,500. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004.

September 30, 2005
(Unaudited)

			Three Months Ended September 30, 2005
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– OTC	$147,015	5.17%	$638,005	$45,845	$136,920
Interest Rates U.S.	—	0.00%	48,950	—	18,233
Interest Rates Non -U.S.	56,910	2.00%	281,619	40,707	84,017
Metals
– Exchange Traded Contracts	7,000	0.25%	11,000	5,000	6,000
– OTC	16,600	0.58%	36,200	7,400	21,200
Indices	77,752	2.74%	292,058	40,025	118,453
Totals	$305,277	10.74%

*	Average of month-end Values at Risk.

Item 4.    Controls and Procedures

The General Partner of the Partnership, with the participation of the General Partner's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) with respect to the Partnership as of the end of the period covered by the report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls during the registrant's last fiscal quarter, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Item, 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the year ended December 31,2004 and under Part II, Item 1, "Legal Proceedings" in the Partnership's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005.

Enron Corp.

On August 4, 2005, a breach of contract action was filed in the United States District Court for the Southern District of New York, WESTPAC BANKING CORPORATION v. CITIBANK, N.A. The complaint alleges that Citibank breached a representation and warranty in a Credit Default Swap agreement entered into in December 2000 concerning Enron.

On August 26, 2005, a group of 15 plaintiffs filed an action in the United States District Court for the Southern District of Texas, AVENUE CAPITAL MANAGEMENT II, L.P., ET AL. v. J.P. MORGAN-CHASE & CO., ET AL. The complaint names as defendants Citigroup Inc., Citibank, N.A., Citigroup Global Markets Inc., and several J.P. Morgan entities and alleges fraud, breach of fiduciary duty and breach of contract arising out of Enron bank debt incurred under two syndicated revolving credit facilities and a syndicated letter of credit facility.

WorldCom, Inc.

In STURM, ET AL. v. CITIGROUP, ET AL., an NASD arbitration seeking very significant compensatory and punitive damages, Claimants' common law claims, including fraud, arising out of alleged research analyst conflicts of interest related to SSB research coverage of WorldCom, were heard this quarter.

Citigroup, along with other financial institution defendants, entered into a settlement in NEW YORK CITY EMPLOYEES' RETIREMENT SYSTEM v. EBBERS, ET AL., resolving all claims against the Citigroup-related defendants in this WorldCom-related action, which was brought by a plaintiff that opted out of the settlement of the WorldCom class action. The settlement amount is covered by existing litigation reserves.

Citigroup along with other financial institutions and other defendants, entered into a settlement resolving all claims against the Citigroup-related defendants in 32 individual actions filed by a single law firm on behalf of 70 institutional plaintiffs that have opted out of the WorldCom class action settlement. Plaintiffs in these actions asserted various claims under federal and state law, including, among other things, federal and state securities claims, fraud, negligent misrepresentation and breach of fiduciary duty, in connection with the Citigroup-related defendants' research coverage, and underwriting of WorldCom securities. The settlement amount is covered by existing litigation reserves.

Global Crossing

On September 12, 2005, Citigroup entered into a settlement with the Global Crossing Estate Representative, resolving all claims pending in United States Bankruptcy Court for the Southern District of New York against the Citigroup-related defendants. The settlement amount is covered by existing litigation reserves.

Research

On September 27, 2005, Citigroup entered into a memorandum of agreement settling all claims against the Citigroup-related defendants in IN RE SALOMON ANALYST AT&T LITIGATION, a putative class action alleging research analyst conflicts of interest. The settlement amount is covered by existing litigation reserves. The settlement is subject to judicial approval.

On September 22, 2005, Citigroup reached an agreement-in-principle to settle all claims against the Citigroup-related defendants in NORMAN v. SALOMON SMITH BARNEY, ET AL., a putative class action asserting violations of the Investment Advisers Act of 1940 and various common law claims in connection with certain investors who maintained guided portfolio management accounts at Smith Barney. The settlement amount is covered by existing litigation reserves. The settlement is subject to judicial approval.

On August 17, 2005, in DISHER v. CITIGROUP GLOBAL MARKETS INC., the United States Court of Appeals for the Seventh Circuit reversed the district court's grant of plaintiffs' motion to remand the case to state court, and directed the district court to dismiss the case as preempted under the Securities Litigation Uniform Standards Act ("SLUSA"). The United States Supreme Court has granted review in another case involving SLUSA that may affect the Seventh Circuit's dismissal of the Disher matter.

Adelphia

In May and July of 2005, the United States District Court for the Southern District of New York granted motions to dismiss several claims, based on the running of applicable statute of limitations, asserted in the putative class and individual actions being coordinated under IN RE ADELPHIA COMMUNICATIONS CORPORATION SECURITIES AND DERIVATIVE LITIGATION. With the exception of one individual action that was dismissed with prejudice, the court granted the putative class and individual plaintiffs leave to re-plead certain of those claims the court found to be time-barred. Additional motions to dismiss the class complaint and the remaining individual complaints on other grounds remain pending.

IPO Securities Litigation

On June 30, 2005, the United States Court of Appeals for the Second Circuit entered an order in IN RE INITIAL PUBLIC OFFERING SECURITIES LITIGATION agreeing to review the district court's order granting plaintiffs' motion for class certification.

IPO Antitrust Litigation

On September 28, 2005 the United States Court of Appeals for the Second Circuit in IN RE INITIAL PUBLIC OFFERING ANTITRUST LITIGATION vacated the district court's order dismissing these actions and remanded for further proceedings.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a)Total Number of Shares (or Units) Purchased*	(b)Average Price Paid per Share (or Unit)**	(c)Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d)Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2005 - July 31, 2005	0	N/A	N/A	N/A
August 1, 2005 - August 31, 2005	0	N/A	N/A	N/A
September 1, 2005 - September 30, 2005	34	$2,840.66	N/A	N/A
Total	34	$2,840.66	N/A	N/A

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

SHEARSON SELECT ADVISORS FUTURES FUND L.P.

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ David J. Vogel
David J. Vogel, President and Director
Date:	November 14, 2005
By:	/s/ Daniel R. McAuliffe, Jr.
Daniel R. McAuliffe, Jr. Chief Financial Officer and Director
Date:	November 14, 2005