Form 10-Q
period 2006-03-31
SHEARSON LEHMAN SELECT ADVISORS FUTURES FUND L P
filed 2006-05-12
CIK 811078

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2006

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

Yes X     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer                 Accelerated filer             Non-accelerated filer    X

Indicate by check mark whether the registrant is a shell Company (as defined in rule 12b-2 of the Exchange Act).

Yes         No X

SHEARSON SELECT ADVISORS FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page Number
PART I - Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at March 31, 2006 and December 31, 2005 (unaudited)	3
	Condensed Schedules of Investments at March 31, 2006 and December 31, 2005 (unaudited)	4 - 5
	Statements of Income and Expenses and Partners' Capital for the three months ended March 31, 2006 and 2005 (unaudited)	6
	Statements of Cash Flows for the three months ended March 31, 2006 and 2005 (unaudited)	7
	Notes to Financial Statements (unaudited)	8 - 11
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12 - 13
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14 - 15
Item 4.	Controls and Procedures	16
PART II - Other Information		17

Part I

Item 1. Financial Statements

Shearson Select Advisors Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	March 31, 2006	December 31, 2005
Assets:
Equity in commodity futures trading account:
Cash (restricted $451,262 and $345,617 in 2006 and 2005, respectively)	$2,718,818	$2,983,755
Net unrealized appreciation on open futures positions	280,085	30,519
Unrealized appreciation on open forward contracts	155,950	174,331
	3,154,853	3,188,605
Interest receivable	7,716	6,839
	$3,162,569	$3,195,444

Liabilities and Partners' Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$134,379	$63,120
Accrued expenses:
Commissions	15,141	15,662
Management fees	9,783	10,194
Other	78,124	58,373
Redemptions payable	107,784	73,081
	345,211	220,430
Partners' Capital:
General Partner, 34 Unit equivalents outstanding in 2006 and 2005	101,796	103,532
Limited Partners, 907 and 943 Redeemable Units of Limited Partnership Interest outstanding in 2006 and 2005, respectively	2,715,562	2,871,482
	2,817,358	2,975,014
	$3,162,569	$3,195,444

See Accompanying Notes to Financial Statements.

Shearson Select Advisors Futures Fund L.P.
Condensed Schedule of Investments
March 31, 2006
(Unaudited)

	Fair Value	% of Partners' Capital
Futures Contracts Purchased
Indices	$88,889	3.16%
Metals	(2,910)	(0.10)
Total futures contracts purchased	85,979	3.06
Futures Contracts Sold
Interest Rates U.S.	54,482	1.93
Interest Rates Non-U.S.	139,624	4.96
Total futures contracts sold	194,106	6.89
Unrealized Appreciation on Forward Contracts
Currencies	50,181	1.78
Metals	105,769	3.75
Total unrealized appreciation on forward contracts	155,950	5.53
Unrealized Depreciation on Forward Contracts
Currencies	(82,610)	(2.93)
Metals	(51,769)	(1.84)
Total unrealized depreciation on forward contracts	(134,379)	(4.77)
Total Fair Value	$301,656	10.71%

Percentages are based on Partners' capital unless otherwise indicated.

See Accompanying Notes to Financial Statements.

Shearson Select Advisors Futures Fund L.P.
Condensed Schedule of Investments
December 31, 2005
(Unaudited)

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

See Accompanying Notes to Financial Statements.

Shearson Select Advisors Futures Fund L.P.
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Income:
Net gains (losses) on trading of commodity interests:
Realized losses on closed positions	$(138,546)	$(472,267)
Change in unrealized gains (losses) on open positions	159,926	(428,204)
	21,380	(900,471)
Interest income	21,807	16,394
	43,187	(884,077)
Expenses:
Brokerage commissions including clearing fees of $879, and $894, respectively	45,099	55,789
Management fees	28,209	35,489
Other expenses	19,751	11,000
	93,059	102,278
Net loss	(49,872)	(986,355)
Redemptions – Limited Partners	(107,784)	(80,068)
Net decrease in Partners' capital	(157,656)	(1,066,423)
Partners' capital, beginning of period	2,975,014	4,278,361
Partners' capital, end of period	$2,817,358	$3,211,938
Net asset value per Redeemable Unit (941 and 1,043 Redeemable Units outstanding at March 31, 2006 and 2005, respectively)	$2,994.00	$3,079.52
Net loss per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(51.05)	$(922.69)

See Accompanying Notes to Financial Statements.

Shearson Select Advisors Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(49,872)	$(986,355)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(105,645)	278,158
(Increase) decrease in net unrealized appreciation on open futures positions	(249,566)	—
(Increase) decrease in unrealized appreciation on open forward contracts	18,381	373,703
(Increase) decrease in interest receivable	(877)	(888)
Increase (decrease) in net unrealized depreciation on open futures positions	—	(5,191)
Increase (decrease) in unrealized depreciation on open forward contracts	71,259	59,692
Accrued expenses:
Increase (decrease) in commissions	(521)	(5,238)
Increase (decrease) in management fees	(411)	(3,511)
Increase (decrease) in incentive fees	—	(7,438)
Increase (decrease) in other	19,751	11,000
Net cash provided by (used in) operating activities	(297,501)	(286,068)
Cash flows from financing activities:
Payments for redemptions — Limited Partners	(73,081)	(56,031)
Net change in cash	(370,582)	(342,099)
Unrestricted cash, at beginning of period	2,638,138	3,153,907
Unrestricted cash, at end of period	$2,267,556	$2,811,808

See Accompanying Notes to Financial Statements.

Shearson Select Advisors Futures Fund L.P.
Notes to Financial Statements
March 31, 2006
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

Citigroup Managed Futures LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. As of March 31, 2006, all trading decisions are made by John W. Henry & Company, Inc. (the "Advisor").

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at March 31, 2006 and December 31, 2005 and the results of its operations and cash flows for the three months ended March 31, 2006 and 2005. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Shearson Select Advisors Futures Fund L.P.
Notes to Financial Statements
March 31, 2006
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three months ended March 31, 2006 and 2005 were as follows:

	Three Months Ended March 31,
	2006	2005
Net realized and unrealized losses *	$(24.28)	$(894.54)
Interest Income	22.32	15.34
Expenses **	(49.09)	(43.49)
Decrease for the period	(51.05)	(922.69)
Net Asset Value per Redeemable Unit, beginning of period	3,045.05	4,002.21
Net Asset Value per Redeemable Unit, end of period	$2,994.00	$3,079.52
*Includes brokerage commissions
**Excludes brokerage commissions

Ratios to average net assets:***
Net investment loss before incentive fees****	(10.2)%	(9.4)%
Operating expense	13.3%	11.2%
Incentive fees	—%	—%
Total expenses	13.3%	11.2%
Total return:
Total return before incentive fee	(1.7)%	(23.1)%
Incentive fees	—%	—%
Total return after incentive fees	(1.7)%	(23.1)%

***	Annualized (other than incentive fee)

****	Interest income less total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners' share of income expenses and average net assets.

Shearson Select Advisors Futures Fund L.P.
Notes to Financial Statements
March 31, 2006
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

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the three and twelve months ended March 31, 2006 and December 31, 2005, based on a monthly calculation, were $131,342 and $175,762, respectively. The fair values of these commodity interests, including options thereon, if applicable, at March 31, 2006 and December 31, 2005, were $301,656 and $141,730, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

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
March 31, 2006
(Unaudited)

risk-adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of March 31, 2006. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the frist quarter of 2006.

The Partnership's capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2006, Partnership capital decreased 5.3% from $2,975,014 to $2,817,358. This decrease was attributable to a net loss from operations of $49,872 coupled with the redemption of 36 Redeemable Units resulting in an outflow of $107,784. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership's first quarter of 2006, the net asset value per Redeemable Unit decreased 1.7% from $3,045.05 to $2,994.00 as compared to a decrease of 23.1% in the first quarter of 2005. The Partnership experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2006 of $21.380. Gains were primarily attributable to the trading of commodity contracts in U.S. and non-U.S. interest rates, metals, and indices and were partially offset by losses in currencies. The Partnership experienced a net trading loss before brokerage commissions and related fees in the first quarter of 2005 of $900,471. Losses were primarily attributable to the trading of commodity contracts in currencies, non-U.S. interest rates, metals and indices and were partially offset by gains in U.S. interest rates.

The main driver of performance in the first quarter 2006 was volatile currency markets incurred substantial losses for the partnership. Offsetting a significant portion of these losses were gains in metals, stock index and global interest rate trading.

The U.S. dollar remained in a trading pattern for most of the quarter with its value versus both the Euro and yen rising and falling within a range that resulted in losses for the partnership's advisor whose trading systems tend to be longer term in nature.

Global political instability, rising energy prices and global interest rates fueled precious metals, notably gold and silver to over 20 year highs. Base metal, particularly copper and aluminum, also reached prices not seen in decades, and produced gains for the partnership. Rising commodity prices led to higher interest rates in the U.S., Europe and Asia, resulting in gains in this sector for the quarter.

Counterintuitive to traditional market reaction to higher interest rates, global stock markets advanced as corporate earnings reports for full year 2005 met or exceeded expectations and consumer spending remained high despite increased energy prices and interest rates. The partnership's advisor was properly positioned to take advantage of these trends.

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

Interest income on 70% of the Partnership's daily average equity maintained in cash was earned at the monthly average 13-week U.S. Treasury Bill yield. CGM may continue to maintain the Partnership assets in cash and/or place all of the Partnership assets in 90-day Treasury bills and pay the Partnership 70% of the interest earned on the Treasury bills purchased. CGM will retain 30% of any interest earned on Treasury bills. Interest income for the three months ended March increased by $5,413, as compared to the corresponding period in 2005. The increase in interest income is primarily due to an increase in interest rates during the three months ended March 31, 2006 as compared to 2005.

Brokerage commissions are calculated on the Partnership's adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three months ended March 31, 2006 decreased by $10,690, as compared to the corresponding period in 2005. The decrease in brokerage commissions and fees is due to a decrease in average net assets during the three months ended March 31, 2006 as compared to 2005.

Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three months ended March 31, 2006 decreased by $7,280, as compared to the corresponding period in 2005. The decrease in management fees is due to a decrease in average net assets during the three months ended March 31, 2006 as compared to 2005.

Incentive fees paid by the Partnership are based on the new trading profits of the Partnership as defined in the Limited Partnership Agreement. There were no incentive fees earned for the three months ended March 31, 2006 and 2005.

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

The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of March 31, 2006 and the highest, lowest and average values during the three months ended March 31, 2006. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of March 31, 2006, the Partnership's total capitalization was $2,817,358. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005.

March 31, 2006
(Unaudited)

			Three Months Ended March 31, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– OTC	$103,814	3.69%	$4,040,002	$22,985	$92,458
Interest Rates U.S.	49,900	1.77%	51,300	10,000	31,433
Interest Rates Non-U.S.	153,521	5.45%	262,764	30,237	92,863
Metals
– Exchange Traded Contracts	12,250	0.43%	18,000	3,500	9,333
– OTC	18,500	0.66%	184,423	18,500	20,600
Indices	91,542	3.25%	198,925	76,937	110,508
Totals	$429,527	15.25%

*	Average of month-end Values at Risk.

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Item, 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

WorldCom, Inc.

In March 2006, the class action settlement in IN RE WORLDCOM, INC. SECURITIES LITIGATION became final, and the settlement amount was paid pursuant to the terms of the settlement agreement.

Research

On March 29, 2006, the court preliminarily approved Citigroup's settlement of IN RE SALOMON ANALYST AT&T LITIGATION. A final hearing on the settlement is scheduled for August 11, 2006.

IPO Antitrust Litigation

The underwriter defendants' motion in the Second Circuit to stay the issuance of the mandate remanding the cases to the district court pending the filing of a petition for writ of certiorari to the United States Supreme Court was granted on March 9, 2006, after the writ of certiorari was filed on March 8, 2006.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a)Total Number of Shares (or Units) Purchased*	(b)Average Price Paid per Share (or Unit)**	(c)Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d)Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2006 – January 31, 2006	0	N/A	N/A	N/A
February 1, 2006 – February 28, 2006	0	N/A	N/A	N/A
March 1, 2006 – March 31, 2006	36	$2,994.00	N/A	N/A
Total	36	$2,994.00	N/A	N/A

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

Item 3.    Defaults Upon Senior Securities – None

Item 4.    Submission of Matters to a Vote of Security Holders – None

Item 5.    Other Information – None

Item 6.    Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005.

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

SHEARSON SELECT ADVISORS FUTURES FUND L.P.

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ David J. Vogel
David J. Vogel, President and Director
Date:	May 12, 2006
By:	/s/ Daniel R. McAuliffe, Jr.
Daniel R. McAuliffe, Jr. Chief Financial Officer and Director
Date:	May 12, 2006