Form 10-Q
period 2006-06-30
SHEARSON LEHMAN SELECT ADVISORS FUTURES FUND L P
filed 2006-08-14
CIK 811078

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2006

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

Yes X     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer                 Accelerated filer             Non-accelerated filer    X

Indicate by check mark whether the registrant is a shell Company (as defined in rule 12b-2 of the Exchange Act).

Yes         No X

SHEARSON SELECT ADVISORS FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page Number
PART I - Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at June 30, 2006 and December 31, 2005 (unaudited)	3
	Condensed Schedules of Investments at June 30, 2006 and December 31, 2005 (unaudited)	4 - 5
	Statements of Income and Expenses and Partners' Capital for the three and six months ended June 30, 2006 and 2005 (unaudited)	6
	Statements of Cash Flows for the three and six months ended June 30, 2006 and 2005 (unaudited)	7
	Notes to Financial Statements (unaudited)	8 - 11
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12 - 13
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14 - 15
Item 4.	Controls and Procedures	16
PART II - Other Information		17

Part I

Item 1. Financial Statements

Shearson Select Advisors Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	June 30, 2006	December 31, 2005
Assets:
Equity in commodity futures trading account:
Cash (restricted $320,325 and $345,617 in 2006 and 2005, respectively)	$3,024,361	$2,983,755
Net unrealized appreciation on open futures positions	—	30,519
Unrealized appreciation on open forward contracts	42,095	174,331
	3,066,456	3,188,605
Interest receivable	8,292	6,839
	$3,074,748	$3,195,444

Liabilities and Partners' Capital:
Liabilities:
Net unrealized depreciation on open futures positions	$62,032	$—
Unrealized depreciation on open forward contracts	131,077	63,120
Accrued expenses:
Brokerage commissions	14,408	15,662
Management fees	9,311	10,194
Other expenses	73,787	58,373
Redemptions payable	88,761	73,081
	379,376	220,430
Partners' Capital:
General Partner, 34 Unit equivalents outstanding in 2006 and 2005	100,596	103,532
Limited Partners, 877 and 943 Redeemable Units of Limited Partnership Interest outstanding in 2006 and 2005, respectively	2,594,776	2,871,482
	2,695,372	2,975,014
	$3,074,748	$3,195,444

See Accompanying Notes to Financial Statements.

Shearson Select Advisors Futures Fund L.P.
Condensed Schedule of Investments
June 30, 2006
(Unaudited)

	Fair Value	% of Partners' Capital
Futures Contracts Purchased
Interest Rates Non-U.S.	$(19,824)	(0.73)%
Total futures contracts purchased	(19,824)	(0.73)
Futures Contracts Sold
Indices	(36,332)	(1.35)
Interest Rates U.S.	(2,600)	(0.10)
Interest Rates Non-U.S.	(2,626)	(0.10)
Metals	(650)	(0.02)
Total futures contracts sold	(42,208)	(1.57)
Unrealized Appreciation on Forward Contracts
Currencies	33,783	1.25
Metals	8,312	0.31
Total unrealized appreciation on forward contracts	42,095	1.56
Unrealized Depreciation on Forward Contracts
Currencies	(93,779)	(3.48)
Metals	(37,298)	(1.38)
Total unrealized depreciation on forward contracts	(131,077)	(4.86)
Total Fair Value	$(151,014)	(5.60)%

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

See Accompanying Notes to Financial Statements.

Shearson Select Advisors Futures Fund L.P.
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions	$490,431	$205,210	$351,885	$(267,057)
Change in unrealized gains (losses) on open positions	(452,670)	394,899	(292,744)	(33,305)
	37,761	600,109	59,141	(300,362)
Interest income	25,076	17,101	46,883	33,495
	62,837	617,210	106,024	(266,867)
Expenses:
Brokerage commissions including clearing fees of $621, $636, $1,500, and $1,530, respectively	48,700	52,823	93,799	108,612
Management fees	30,669	34,394	58,878	69,883
Other expenses	16,693	9,271	36,444	20,271
	96,062	96,488	189,121	198,766
Net income (loss)	(33,225)	520,722	(83,097)	(465,633)
Redemptions – Limited Partners	(88,761)	(28,630)	(196,545)	(108,698)
Net increase (decrease) in Partners' capital	(121,986)	492,092	(279,642)	(574,331)
Partners' capital, beginning of period	2,817,358	3,211,938	2,975,014	4,278,361
Partners' capital, end of period	$2,695,372	$3,704,030	$2,695,372	$3,704,030
Net asset value per Redeemable Unit (911 and 1,035 Redeemable Units outstanding at June 30, 2006 and 2005, respectively)	$2,958.70	$3,578.77	$2,958.70	$3,578.77
Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(35.30)	$499.25	$(86.35)	$(423.44)

See Accompanying Notes to Financial Statements.

Shearson Select Advisors Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Cash flows from operating activities:
Net income (loss)	$(33,225)	$520,722	$(83,097)	$(465,633)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	130,937	(6,332)	25,292	271,826
(Increase) decrease in net unrealized appreciation on open futures positions	280,085	(193,427)	30,519	(193,427)
(Increase) decrease in unrealized appreciation on open forward contracts	113,855	(190,448)	132,236	183,255
(Increase) decrease in interest receivable	(576)	(240)	(1,453)	(1,128)
Increase (decrease) in net unrealized depreciation on open futures positions	62,032	(8,053)	62,032	(13,244)
Increase (decrease) in unrealized depreciation on open forward contracts	(3,302)	(2,971)	67,957	56,721
Accrued expenses:
Increase (decrease) in brokerage commissions	(733)	2,183	(1,254)	(3,055)
Increase (decrease) in management fees	(472)	1,474	(883)	(2,037)
Increase (decrease) in incentive fees	—	—	—	(7,438)
Increase (decrease) in other expenses	(4,337)	(7,619)	15,414	3,381
Net cash provided by (used in) operating activities	544,264	115,289	246,763	(170,779)
Cash flows from financing activities:
Payments for redemptions — Limited Partners	(107,784)	(80,068)	(180,865)	(136,099)
Net change in cash	436,480	35,221	65,898	(306,878)
Unrestricted cash, at beginning of period	2,267,556	2,811,808	2,638,138	3,153,907
Unrestricted cash, at end of period	$2,704,036	$2,847,029	$2,704,036	$2,847,029

See Accompanying Notes to Financial Statements.

Shearson Select Advisors Futures Fund L.P.
Notes to Financial Statements
June 30, 2006
(Unaudited)

1.    General

Shearson Select Advisors Futures Fund L.P., (the ‘‘Partnership’’) is a limited partnership which was organized under the laws of the State of Delaware on February 10, 1987. The Partnership is engaged in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership commenced trading on July 1, 1987.

Citigroup Managed Futures LLC acts as the general partner (the ‘‘General Partner’’) of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. As of June 30, 2006, all trading decisions are made by John W. Henry & Company, Inc. (the ‘‘Advisor’’).

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at June 30, 2006 and December 31, 2005 and the results of its operations and cash flows for the three and six months ended June 30, 2006 and 2005. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Shearson Select Advisors Futures Fund L.P.
Notes to Financial Statements
June 30, 2006
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and six months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net realized and unrealized gains (losses) *	$(11.63)	$524.72	$(35.91)	$(369.82)
Interest Income	26.64	16.40	48.96	31.74
Expenses **	(50.31)	(41.87)	(99.40)	(85.36)
Increase (decrease) for the period	(35.30)	499.25	(86.35)	(423.44)
Net Asset Value per Redeemable Unit, beginning of period	2,994.00	3,079.52	3,045.05	4,002.21
Net Asset Value per Redeemable Unit, end of period	$2,958.70	$3,578.77	$2,958.70	$3,578.77

*	Includes brokerage commissions

**	Excludes brokerage commissions

Ratios to average net assets:***
Net investment loss before incentive fees****	(9.6)%	(9.5)%	(9.8)%	(9.3)%
Operating expense	12.9%	11.5%	13.1%	11.2%
Incentive fees	—%	—%	—%	—%
Total expenses	12.9%	11.5%	13.1%	11.2%
Total return:
Total return before incentive fee	(1.2)%	16.2%	(2.8)%	(10.6)%
Incentive fees	—%	—%	—%	—%
Total return after incentive fees	(1.2)%	16.2%	(2.8)%	(10.6)%

***	Annualized (other than incentive fee)

****	Interest income less total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners' share of income expenses and average net assets.

Shearson Select Advisors Futures Fund L.P.
Notes to Financial Statements
June 30, 2006
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

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the six and twelve months ended June 30, 2006 and December 31, 2005, based on a monthly calculation, were $219,231 and $175,762, respectively. The fair values of these commodity interests, including options thereon, if applicable, at June 30, 2006 and December 31, 2005, were ($151,014) and $141,730, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

4.    Financial Instrument Risks:

In the normal course of its business, the Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (‘‘OTC’’). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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
June 30, 2006
(Unaudited)

risk-adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of June 30, 2006. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the second quarter of 2006.

The Partnership's capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2006, Partnership capital decreased 9.4% from $2,975,014 to $2,695,372. This decrease was attributable to a net loss from operations of $83,097 coupled with the redemption of 66 Redeemable Units resulting in an outflow of $196,545. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership's second quarter of 2006, the net asset value per Redeemable Unit decreased 1.2% from $2,994.00 to $2,958.70 as compared to an increase of 16.2% in the second quarter of 2005. The Partnership experienced a net trading gain before brokerage commissions and related fees in the second quarter of 2006 of $37,761. Gains were primarily attibutable to the trading of commodity contracts in U.S. interest rates and metals, and were partially offset by losses in currencies, non-U.S. interest rates and indices. The Partnership experienced a net trading gain before brokerage commissions and related fees in the second quarter of 2005 of $600,109. Gains were primarily attributable to the trading of commodity contracts in currencies, U.S. and non-U.S. interest rates, and were partially offset by losses in metals and indices.

The second quarter of 2006 was challenging for the Partnership's Advisor as both financial and commodity markets entered a highly volatile period. Gains earned in U.S. interest rate and metals trading were offset by losses in currency, agricultural and stock index trading.

Trends in the metal sector extended from the first quarter and remained strong for the first half of the second quarter. The substantial gains accumulated from record gold, silver and base metal price trends were more than enough to cover losses during the metals correction in May.

Trading in global fixed income markets was unprofitable as central banks continued to raise global rates to combat inflation pressure and Advisor's positions were able to take advantage of these trends. These losses were offset by gains in U.S. bond and note futures positions.

The lack of direction in the currency sector was a result of speculation relating to U.S. interest rate policy coupled global inflation concerns. Losses in the equity sector were attributable to a global economic slowdown as most of the major equity indices experienced a material correction in May after reaching multi-year highs.

During the six months ended June 30, 2006, the net asset value per Redeemable Unit decreased 2.8% from $3,045.05 to $2,958.70 as compared to a decrease of 10.6% during the six months ended June 30, 2005. The Partnership experienced a net trading gain before brokerage commissions and related fees in the six months ended June 30, 2006 of $59,141. Gains were primarily attributable to the Partnership's trading of U.S. and non-U.S. interest rates, metals and indices and were partially offset by losses in currencies. The Partnership experienced a net trading loss before brokerage commissions and related fees in the six months ended June 30, 2005 of $300,362. Losses were primarily attributable to the Partnership's trading of commodity contracts in currencies, metals, and indices and were partially offset by gains in U.S. and non-U.S. interest rates.

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

Interest income on 70% of the Partnership's daily average equity maintained in cash was earned at the monthly average 13-week U.S. Treasury Bill yield. CGM may continue to maintain the Partnership assets in cash and/or place all of the Partnership assets in 90-day Treasury bills and pay the Partnership 70% of the interest earned on the Treasury bills purchased. CGM will retain 30% of any interest earned on Treasury bills. Interest income for the three and six months ended June 30, 2006 increased by $7,975 and $13,388, as compared to the corresponding periods in 2005. The increase in interest income is primarily due to an increase in interest rates during the three and six months ended June 30, 2006 as compared to 2005.

Brokerage commissions are calculated on the Partnership's adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and six months ended June 30, 2006 decreased by $4,123 and $14,813, as compared to the corresponding periods in 2005. The decrease in brokerage commissions and fees is due to a decrease in average net assets during the three and six months ended June 30, 2006 as compared to 2005.

Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and six months ended June 30, 2006 decreased by $3,725 and $11,005, as compared to the corresponding periods in 2005. The decrease in management fees is due to a decrease in average net assets during the three and six months ended June 30, 2006 as compared to 2005.

Incentive fees paid by the Partnership are based on the new trading profits of the Partnership as defined in the Limited Partnership Agreement. There were no incentive fees earned for the three and six months ended June 30, 2006 and 2005.

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

Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership's speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership's experience to date (i.e., ‘‘risk of ruin’’). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership's losses in any market sector will be limited to Value at Risk or by the Partnership's attempts to manage its market risk.

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

The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of June 30, 2006 and the highest, lowest and average values during the three months ended June 30, 2006. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of June 30, 2006, the Partnership's total capitalization was $2,695,372. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005.

			Three Months Ended June 30, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– OTC	$52,781	1.96%	$314,894	$34,872	$133,829
Interest Rates U.S.	47,116	1.75%	67,365	13,028	57,713
Interest Rates Non-U.S.	49,929	1.85%	180,700	23,633	96,903
Metals
– Exchange Traded	4,050	0.15%	33,075	—	19,462
– OTC	15,000	0.56%	34,100	10,150	27,733
Indices	151,472	5.62%	160,088	59,784	137,775
Totals	$320,348	11.89%

Item 4.    Controls and Procedures

The General Partner of the Partnership, with the participation of the General Partner's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) with respect to the Partnership as of the end of the period covered by the report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective. There was no change in the Partnership's internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 ‘‘Legal Proceedings’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

Enron Corp.

On May 24, 2006, the District Court gave final approval to Citigroup's settlement of the securities class action (NEWBY, ET AL. V. ENRON CORP., ET AL.).

Research

On May 12, 2006, the District Court preliminarily approved the class action settlements in IN RE SALOMON ANALYST LEVEL 3 LITIGATION, IN RE SALOMON ANALYST XO LITIGATION, and IN RE SALOMON ANALYST WILLIAMS LITIGATION.

On May 18, 2006, the District Court gave final approval to the settlement in NORMAN v. SALOMON SMITH BARNEY.

On June 20, 2006, the District Court certified the plaintiff class in IN RE SALOMON ANALYST METROMEDIA LITIGATION.

On June 26, 2006, the United States Supreme Court granted plaintiffs' petition for a writ of certiorari, vacated the opinion of the United States Court of Appeals for the Seventh Circuit in DISHER v. CITIGROUP GLOBAL MARKETS INC., and then remanded the case to the Seventh Circuit for further proceedings in light of the Supreme Court's decision in Kircher v. Putnam Funds Trust.

Adelphia Communications Corporation

Without admitting any liability, CGM and numerous other financial institution defendants have agreed to settle IN RE ADELPHIA COMMUNICATIONS CORPORATION SECURITIES AND DERIVATIVE LITIGATION for a total of $250 million, subject to final court approval. On June 15, 2006, the court granted its preliminary approval of the settlement and set November 10, 2006 for a final hearing. CGM's share of the settlement is covered by existing reserves.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a)Total Number of Shares (or Units) Purchased*	(b)Average Price Paid per Share (or Unit)**	(c)Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d)Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2006 – April 30, 2006	0	N/A	N/A	N/A
May 1, 2006 – May 31, 2006	0	N/A	N/A	N/A
June 1, 2006 – June 30, 2006	30	$2,958.70	N/A	N/A
	30	$2,958.70	N/A	N/A

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

SHEARSON SELECT ADVISORS FUTURES FUND L.P.

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ David J. Vogel
David J. Vogel, President and Director
Date:	August 14, 2006
By:	/s/ Daniel R. McAuliffe, Jr.
Daniel R. McAuliffe, Jr. Chief Financial Officer and Director
Date:	August 14, 2006