Form 10-Q
period 2006-09-30
SHEARSON LEHMAN SELECT ADVISORS FUTURES FUND L P
filed 2006-11-13
CIK 811078

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2006

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

FORM 10-Q

INDEX

		Page Number
PART I - Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at September 30, 2006 and December 31, 2005 (unaudited)	3
	Condensed Schedules of Investments at September 30, 2006 and December 31, 2005 (unaudited)	4 - 5
	Statements of Income and Expenses and Partners' Capital for the three and nine months ended September 30, 2006 and 2005 (unaudited)	6
	Statements of Cash Flows for the three and nine months ended September 30, 2006 and 2005 (unaudited)	7
	Notes to Financial Statements (unaudited)	8 - 11
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12 - 13
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14 - 15
Item 4.	Controls and Procedures	16
PART II - Other Information		17

Part I

Item 1. Financial Statements

Shearson Select Advisors Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	September 30, 2006	December 31, 2005
Assets:
Equity in commodity futures trading account:
Cash (restricted $457,749 and $345,617 in 2006 and 2005, respectively)	$2,742,416	$2,983,755
Net unrealized appreciation on open futures positions	122,901	30,519
Unrealized appreciation on open forward contracts	42,705	174,331
	2,908,022	3,188,605
Interest receivable	8,055	6,839
	$2,916,077	$3,195,444

Liabilities and Partners' Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$95,068	$63,120
Accrued expenses:
Brokerage commissions	14,105	15,662
Management fees	9,185	10,194
Other expenses	51,405	58,373
Redemptions payable	36,175	73,081
	205,938	220,430
Partners' Capital:
General Partner, 34 Unit equivalents outstanding in 2006 and 2005	102,497	103,532
Limited Partners, 865 and 943 Redeemable Units of Limited Partnership Interest outstanding in 2006 and 2005, respectively	2,607,642	2,871,482
	2,710,139	2,975,014
	$2,916,077	$3,195,444

See accompanying Notes to Financial Statements.

Shearson Select Advisors Futures Fund L.P.
Condensed Schedule of Investments
September 30, 2006
(Unaudited)

	Fair Value	% of Partners' Capital
Futures Contracts Purchased
Indices	$37,948	1.40%
Interest Rates U.S.	55,316	2.04
Interest Rates Non-U.S.	42,418	1.56
Total futures contracts purchased	135,682	5.00
Futures Contracts Sold
Interest Rates U.S.	(12,331)	(0.45)
Metals	(450)	(0.02)
Total futures contracts sold	(12,781)	(0.47)
Unrealized Appreciation on Forward Contracts
Currencies	42,505	1.57
Metals	200	0.01
Total unrealized appreciation on forward contracts	42,705	1.58
Unrealized Depreciation on Forward Contracts
Currencies	(75,289)	(2.78)
Metals	(19,779)	(0.73)
Total unrealized depreciation on forward contracts	(95,068)	(3.51)
Total Fair Value	$70,538	2.60%

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

See accompanying Notes to Financial Statements.

Shearson Select Advisors Futures Fund L.P.
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions	$(120,776)	$(335,399)	$231,109	$(602,456)
Change in unrealized gains (losses) on open positions	221,552	(338,151)	(71,192)	(371,456)
	100,776	(673,550)	159,917	(973,912)
Interest income	24,911	19,018	71,794	52,513
	125,687	(654,532)	231,711	(921,399)
Expenses:
Brokerage commissions including clearing fees of $724, $957, $2,224, and $2,487 respectively	43,780	50,265	137,579	158,877
Management fees	27,438	31,821	86,316	101,704
Other expenses	3,527	27,330	39,971	47,601
	74,745	109,416	263,866	308,182
Net income (loss)	50,942	(763,948)	(32,155)	(1,229,581)
Redemptions – Limited Partners	(36,175)	(96,582)	(232,720)	(205,280)
Net increase (decrease) in Partners' Capital	14,767	(860,530)	(264,875)	(1,434,861)
Partners' Capital, beginning of period	2,695,372	3,704,030	2,975,014	4,278,361
Partners' Capital, end of period	$2,710,139	$2,843,500	$2,710,139	$2,843,500
Net Asset Value per Redeemable Unit (899 and 1,001 Redeemable Units outstanding at September 30, 2006 and 2005, respectively)	$3,014.61	$2,840.66	$3,014.61	$2,840.66
Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$55.91	$(738.11)	$(30.44)	$(1,161.55)

See accompanying Notes to Financial Statements.

Shearson Select Advisors Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Cash flows from operating activities:
Net income (loss)	$50,942	$(763,948)	$(32,155)	$(1,229,581)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(137,424)	243,182	(112,132)	515,008
(Increase) decrease in net unrealized appreciation on open futures positions	(122,901)	124,930	(92,382)	(68,497)
(Increase) decrease in unrealized appreciation on open forward contracts	(610)	228,067	131,626	411,322
(Increase) decrease in interest receivable	237	24	(1,216)	(1,104)
Increase (decrease) in net unrealized depreciation on open futures positions	(62,032)	—	—	(13,244)
Increase (decrease) in unrealized depreciation on open forward contracts	(36,009)	(14,846)	31,948	41,875
Accrued expenses:
Increase (decrease) in brokerage commissions	(303)	(3,986)	(1,557)	(7,041)
Increase (decrease) in management fees	(126)	(2,651)	(1,009)	(4,688)
Increase (decrease) in incentive fees	—	—	—	(7,438)
Increase (decrease) in other expenses	(22,382)	1,993	(6,968)	5,374
Net cash used in operating activities	(330,608)	(187,235)	(83,845)	(358,014)
Cash flows from financing activities:
Payments for redemptions — Limited Partners	(88,761)	(28,630)	(269,626)	(164,729)
Net cash used in financing activities	(86,761)	(28,630)	(269,626)	(164,729)
Net change in unrestricted cash	(419,369)	(215,865)	(353,471)	(522,743)
Unrestricted cash, at beginning of period	2,704,036	2,847,029	2,638,138	3,153,907
Unrestricted cash, at end of period	$2,284,667	$2,631,164	$2,284,667	$2,631,164

See accompanying Notes to Financial Statements.

Shearson Select Advisors Futures Fund L.P.
Notes to Financial Statements
September 30, 2006
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

Citigroup Managed Futures LLC acts as the general partner (the ‘‘General Partner’’) of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. As of September 30, 2006, all trading decisions are made by John W. Henry & Company, Inc. (the ‘‘Advisor’’).

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at September 30, 2006 and December 31, 2005 and the results of its operations and cash flows for the three and nine months ended September 30, 2006 and 2005. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Shearson Select Advisors Futures Fund L.P.
Notes to Financial Statements
September 30, 2006
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net realized and unrealized gains (losses) *	$62.56	$(699.33)	$26.65	$(1,069.15)
Interest income	27.35	18.37	76.31	50.11
Expenses **	(34.00)	(57.15)	(133.40)	(142.51)
Increase (decrease) for the period	55.91	(738.11)	(30.44)	(1,161.55)
Net Asset Value per Redeemable Unit, beginning of period	2,958.70	3,578.77	3,045.05	4,002.21
Net Asset Value per Redeemable Unit, end of period	$3,014.61	$2,840.66	$3,014.61	$2,840.66

*	Includes brokerage commissions

**	Excludes brokerage commissions

Ratios to average net assets:***
Net investment loss before incentive fees****	(7.3)%	(10.9)%	(9.0)%	(9.9)%
Operating expenses	10.9%	13.2%	12.3%	11.9%
Incentive fees	—%	—%	—%	—%
Total expenses	10.9%	13.2%	12.3%	11.9%
Total return:
Total return before incentive fee	1.9%	(20.6)%	(1.0)%	(29.0)%
Incentive fees	—%	—%	—%	—%
Total return after incentive fees	1.9%	(20.6)%	(1.0)%	(29.0)%

***	Annualized (other than incentive fee)

****	Interest income less total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners' share of income expenses and average net assets.

Shearson Select Advisors Futures Fund L.P.
Notes to Financial Statements
September 30, 2006
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

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the nine and twelve months ended September 30, 2006 and December 31, 2005, based on a monthly calculation, were $158,103 and $175,762, respectively. The fair values of these commodity interests, including options thereon, if applicable, at September 30, 2006 and December 31, 2005, were $70,538 and $141,730, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

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
September 30, 2006
(Unaudited)

risk-adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of September 30, 2006. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, unrealized appreciation on open futures and forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the third quarter of 2006.

The Partnership's capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2006, Partnership capital decreased 8.9% from $2,975,014 to $2,710,139. This decrease was attributable to a net loss from operations of $32,155 coupled with the redemption of 78 Redeemable Units resulting in an outflow of $232,720. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

Results of Operations

During the Partnership's third quarter of 2006, the Net Asset Value per Redeemable Unit increased 1.9% from $2,958.70 to $3,014.61 as compared to a decrease of 20.6% in the third quarter of 2005. The Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 2006 of $100,776. Gains were primarily attibutable to the trading of commodity contracts in U.S. and non-U.S. interest rates and indices and were partially offset by losses in currencies and metals. The Partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 2005 of $673,550. Losses were primarily attributable to the trading of commodity contracts in currencies, U.S. and non-U.S. interest rates and metals and were partially offset by gains in indices.

The fixed-income and stock indices sectors led the performance of the Fund during the quarter while trading in currencies and metals detracted from performance.

In the fixed-income sector robust gains were made as U.S. treasuries had their biggest quarterly gains in four years and European 10-year bonds posted their first quarterly gain since June 2005. The equity sector was slightly positive due to weak NASDAQ market early in the quarter and rallying European stocks in the later part.

Losses were made in euro as European Central Bank decided to leave the interest rates unchanged. The Fund also posted losses in the metals sector as precious metals fell due to lower energy prices and a stronger dollar.

During the nine months ended September 30, 2006, the Net Asset Value per Redeemable Unit decreased 1.0% from $3,045.05 to $3,014.61 as compared to a decrease of 29.0% during the nine months ended September 30, 2005. The Partnership experienced a net trading gain before brokerage commissions and related fees in the nine months ended September 30, 2006 of $159,917. Gains were primarily attributable to the Partnership's trading of U.S. and non-U.S. interest rates, metals and indices and were partially offset by losses in currencies. The Partnership experienced a net trading loss before brokerage commissions and related fees in the nine months ended September 30, 2005 of $973,912. Losses were primarily attributable to the Partnership's trading of commodity contracts in currencies, U.S. and non-U.S. interest rates and metals and were partially offset by gains in indices.

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

Interest income on 70% of the Partnership's daily average equity maintained in cash was earned at the monthly average 13-week U.S. Treasury Bill yield. CGM may continue to maintain the Partnership assets in cash and/or place all of the Partnership assets in 90-day Treasury bills and pay the Partnership 70% of the interest earned on the Treasury bills purchased. CGM will retain 30% of any interest earned on Treasury bills. Interest income for the three and nine months ended September 30, 2006 increased by $5,893 and $19,281, as compared to the corresponding periods in 2005. The increase in interest income is primarily due to an increase in interest rates during the three and nine months ended September 30, 2006 as compared to 2005.

Brokerage commissions are calculated on the Partnership's adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and nine months ended September 30, 2006 decreased by $6,485 and $21,298, as compared to the corresponding periods in 2005. The decrease in brokerage commissions and fees is due to a decrease in average net assets during the three and nine months ended September 30, 2006 as compared to 2005.

Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and nine months ended September 30, 2006 decreased by $4,383 and $15,388, as compared to the corresponding periods in 2005. The decrease in management fees is due to a decrease in average net assets during the three and nine months ended September 30, 2006 as compared to 2005.

Incentive fees paid by the Partnership are based on the new trading profits of the Partnership as defined in the Limited Partnership Agreement. There were no incentive fees earned for the three and nine months ended September 30, 2006 and 2005.

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

The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of September 30, 2006 and the highest, lowest and average values during the three months ended September 30, 2006. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of September 30, 2006, the Partnership's total capitalization was $2,710,139. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005.

			Three Months Ended September 30, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– OTC Contracts	$73,610	2.72%	$175,455	$41,274	$66,329
Interest Rates U.S.	42,600	1.57%	42,600	11,000	27,117
Interest Rates Non-U.S.	180,966	6.68%	186,326	32,878	127,018
Metals:
– Exchange Traded Contracts	12,500	0.46%	12,500	3,000	4,167
– OTC Contracts	19,756	0.73%	19,756	9,923	13,189
Indices	96,281	3.55%	141,596	62,698	103,846
Totals	$425,713	15.71%

*	Average of month-end Values at Risk.

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 ‘‘Legal Proceedings’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as updated by our Quarterly Report on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006.

Enron Corp.

In light of the settlement of the securities class action (Newby, et al. v. Enron Corp., et al.), the plaintiffs have agreed to dismiss the following lawsuits against Citigroup and its affiliates: California Public Employees' Retirement System v. Banc of America Securities LLC, et al., Headwaters Capital LLC v. Lay et al., and Variable Annuity Life Ins. Co. v. Credit Suisse First Boston Corp., et al. Plaintiffs in two other cases, which are not part of the Newby class, have also voluntarily dismissed their claims against Citigroup and its affiliates: Steiner v. Enron Corp., et al. and Town of New Hartford v. Lay, et al.

Research

On August 17, 2006, the United States District Court for the Southern District of New York approved the class action settlement of Citigroup and its affiliates in In Re Salomon Analyst AT&T Litigation, and on September 29, 2006 that same court approved the class action settlements in In Re Salomon Analyst Level 3 Litigation, In Re Salomon Analyst XO Litigation and In Re Salomon Analyst Williams Litigation.

On September 14, 2006, Citigroup and its affiliates settled all claims in Sturm, et al. v. Citigroup, et al. The settlement was covered by existing reserves.

On October 6, 2006, the United States Court of Appeals granted a review of the district court's decision certifying a plaintiff class in In Re Salomon Analyst Metromedia Litigation.

Adelphia Communications Corporation

Defendant banks in In Re Adelphia Communications Corporation Securities and Derivative Litigation, including the Citigroup Parties, have entered into settlement agreements with the Los Angeles County Employees Retirement Association and with The Division of Investment of the New Jersey Department of Treasury. The Citigroup Parties' share of the settlement was covered by existing reserves.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a)Total Number of Shares (or Units) Purchased*	(b)Average Price Paid per Share (or Unit)**	(c)Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d)Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2006 – July 31, 2006	0	N/A	N/A	N/A
August 1, 2006 – August 31, 2006	0	N/A	N/A	N/A
September 1, 2006 – September 30, 2006	12	$3,014.61	N/A	N/A
	12	$3,014.61	N/A	N/A

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

SHEARSON SELECT ADVISORS FUTURES FUND L.P.

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ David J. Vogel
David J. Vogel, President and Director
Date:	November 13, 2006
By:	/s/ Jennifer Magro
Jennifer Magro Chief Financial Officer and Director
Date:	November 13, 2006