Form 10-K
period 2006-12-31
SHEARSON LEHMAN SELECT ADVISORS FUTURES FUND L P
filed 2007-03-30
CIK 811078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant To Section 13 or 15(d)
Of The Securities Exchange Act Of 1934

For the year ended December 31, 2006

Commission File Number 000-16627

SHEARSON SELECT ADVISORS FUTURES FUND L.P.

(Exact name of registrant as specified in its charter)

New York	13-3405705
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Citigroup Managed Futures LLC
731 Lexington Avenue. – 25th Fl.
New York, New York 10022

(Address and Zip Code of principal executive offices)

(212) 559-2011

(Registrant’s telephone number, including area code)

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

Yes X        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer             Accelerated filer            Non-accelerated filer

Indicated by check mark wheather the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes              No X

Limited Partnership Redeemable Units with an aggregate value of $2,594,776 were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 28, 2007, 816 Limited Partnership Redeemable Units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART 1

Item 1.    Business.

(a) General development of business. Shearson Select Advisors Futures Fund L.P. (the ‘‘Partnership’’) is a limited partnership organized on February 10, 1987 under the partnership laws of the State of Delaware. The Partnership engages, directly or indirectly in speculative trading of commodity interests, including forward contracts on foreign currencies, commodity options and commodity futures contracts including futures contracts on United States Treasuries and certain other financial instruments and foreign currencies. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership was authorized to sell 50,000 redeemable units of Limited Partnership Interest (‘‘Redeemable Units’’). The Partnership commenced trading on July 1, 1987. Redemptions for the years ended December 31, 2006, 2005 and 2004 are reported in the Statements of Changes in Partners’ Capital on page F-8 under ‘‘Item 8. Financial Statements and Supplementary Data.’’

The Partnership will be liquidated upon the first to occur of the following: December 31, 2007; a decline in net asset value per Redeemable Unit on any business day after trading to less than $350 per unit; a decline in net assets after trading commences to less than $1,000,000; or under certain other circumstances as defined in the limited partnership agreement (the ‘‘Limited Partnership Agreement’’). It is the intention of the General Partner to continue the operations of the Fund until December 31, 2007. Subsequent to the Partnership’s termination on December 31, 2007, the General Partner will wind up the business and affairs of the Partnership and liquidate its assets in accordance with the terms of the Limited Partnership Agreement.

Citigroup Managed Futures LLC, a Delaware limited liability company acts as the general partner (the ‘‘General Partner’’) and commodity pool operator of the Partnership. The Partnership’s commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. (‘‘Citigroup’’)

The Partnership’s trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on United States of America commodities exchanges and may, to a lesser extent, be done on some foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with CGM.

Under the limited partnership agreement of the Partnership (the ‘‘Limited Partnership Agreement’’), the General Partner has sole responsibility for the administration of the business and affairs of the Partnership, but may delegate trading discretion to one or more trading advisors. The Partnership is obligated to pay the General Partner an incentive fee payable quarterly equal to 5% of New Trading Profits of the Partnership.

The General Partner has entered into a management agreement (the ‘‘Management Agreement’’) with John W. Henry & Company, Inc. (‘‘JWH’’ or the ‘‘Advisor). The Advisor is not affiliated with the General Partner or CGM. The Advisor is not responsible for the organization or operation of the Partnership. Reference should be made to ‘‘Item 8. Financial Statements and Supplementary Data.’’ for further information regarding the Advisor included in the Notes to Financial Statements.

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

Pursuant to the terms of the customer agreement entered into with CGM (the ‘‘Customer Agreement’’), the Partnership is obligated to pay a monthly commodity brokerage fee. Effective January 1, 1997, the Partnership pays CGM a monthly brokerage fee equal to .5% of month end net assets (6% per year) in lieu of brokerage commissions on a per trade basis. Month-end Net Assets for the purpose of calculating the brokerage fee are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of accrued expenses and redemptions payable. The Partnership will pay for clearing fees, but not for floor brokerage which will be borne by CGM. Reference should be made to ‘‘Item 8. Financial Statements and Supplementary Data.’’ for further information regarding the brokerage fees included in the Notes to Financial Statements.

In addition, CGM pays the Partnership interest on 70% of the average daily equity maintained in cash in its accounts during each month at the rate of the average non-competitive yield of the 13-week U.S. Treasury Bills as determined at the weekly auctions thereof during the month. The Customer Agreement gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

(b) Financial information about industry segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests, including forward contracts on foreign currencies, commodity options and commodity futures contracts (including futures contracts on U.S. Treasuries and other financial instruments, foreign currencies and stock indices). The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2006, 2005, 2004, 2003 and 2002 are set forth under ‘‘Item 6. Selected Financial Data.’’ The Partnership’s capital as of December 31, 2006 was $2,251,029.

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

(f) Reports to Security Holders. Not applicable.

(g) Enforceability of Civil Liabilities Against Foreign Persons. Not applicable.

Item 1A.    Risk Factors.

As a result of leverage, small changes in the price of the Partnership’s positions may result in major losses.

The trading of commodity interests is speculative, volatile and involves a high degree of leverage. A small change in the market price of a commodity interest contract can produce major losses for the Partnership.

An investor may lose all of his investment.

Due to the speculative nature of trading commodity interests, an investor could lose all of its investment in the Partnership.

The Partnership will pay substantial fees and expenses regardless of profitability.

Regardless of its trading performance, the Partnership will incur fees and expenses, including brokerage and management fees. Substantial incentive fees may be paid to one or more of the trading advisors even if the Partnership experiences a net loss for the full year.

An investor’s ability to redeem or transfer units is limited.

An investor’s ability to redeem units is limited and no market exists for the units.

Conflicts of interest exist.

The Partnership is subject to numerous conflicts of interest including those that arise from the facts that:

1.	The General Partner and commodity broker are affiliates;

2.	Each of the Advisor(s), the commodity broker and their principals and affiliates may trade in commodity interests for their own accounts; and

3.	Smith Barney financial advisors will receive ongoing compensation for providing services to an investor’s account.

Investing in units might not provide the desired diversification of an investor’s overall portfolio.

The Partnership will not provide any benefit of diversification of an investor’s overall portfolio unless it is profitable and produces returns that are independent from stock and bond market returns.

Past performance is no assurance of future results.

The Advisors’ trading strategies may not perform as they have performed in the past. The Advisors have from time to time incurred substantial losses in trading on behalf of clients.

An investor’s tax liability may exceed cash distributions.

Investors are taxed on their share of the Partnership’s income, even though the Partnership does not intend to make any distributions.

Item 2.    Properties.

The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by its affiliate, CGM.

Item 3.    Legal Proceedings.

This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which CGM or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.

CGM is a New York corporation with its principal place of business at 388 Greenwich Street, New York, New York 10013. CGM is registered as a broker-dealer and futures commission merchant (‘‘FCM’’), and provides futures brokerage and clearing services for institutional and retail participants in the futures markets. CGM and its affiliates also provide investment banking and other financial services for clients worldwide.

There have been no material administrative, civil or criminal actions within the past five years against CGM or any of its individual principals and no such actions are currently pending, except as follows.

Enron Corp.

Beginning in 2002, Citigroup, CGM and certain executive officers and current and former employees (along with, in many cases, other investment banks and certain Enron officers and directors, lawyers and/or accountants) were named as defendants in a series of individual and putative class action lawsuits related to Enron. The putative securities class action and all remaining individual actions (other than actions brought as part of Enron’s Chapter 11 bankruptcy proceeding) were consolidated or coordinated in the United States District Court for the Southern District of Texas. The consolidated securities class action, brought on behalf of a putative class of individuals who purchased Enron securities (NEWBY, et al. v. ENRON CORP., et al.), alleged violations of Sections 11 and 15 of the Securities Act of 1933, as amended, and Sections 10 and 20 of the Securities Exchange Act of 1934, as amended. Citigroup agreed to settle this action on June 10, 2005. Under the terms of the settlement, approved by the District Court on May 24, 2006, Citigroup will make a pretax payment of $2.01 billion to the settlement class, which consists of all purchasers of publicly traded equity and debt securities issued by Enron and Enron-related entities between September 9, 1997 and December 2, 2001. In light of this settlement, plaintiffs in three individual securities actions, which are part of the NEWBY class, have agreed to dismiss their lawsuits against Citigroup: CALIFORNIA PUBLIC EMPLOYEES’ RETIREMENT SYSTEM v. BANC OF AMERICA SECURITIES LLC, et al.; HEADWATERS CAPITAL LLC v. LAY, et al.; and VARIABLE ANNUITY LIFE INS. CO. v. CREDIT SUISSE FIRST BOSTON CORP., et al. Plaintiffs in two other cases, not part of the NEWBY class, have also voluntarily dismissed their claims against Citigroup: STEINER v. ENRON CORP., et al. and TOWN OF NEW HARTFORD v. LAY, et al.

A number of other individual actions have been settled and/or dismissed. On October 26, 2006, Citigroup, along with certain other investment bank defendants, agreed to settle an action brought by four Ohio state pension funds that purchased Enron securities, PUBLIC EMPLOYEES RETIREMENT SYSTEM OF OHIO, et al. v. FASTOW, et al. In December 2006, Citigroup agreed to settle three actions brought by various investment funds and insurance companies that purchased Enron securities: AMERICAN NATIONAL INSURANCE COMPANY, et al. v. CITIGROUP INC., et al.; WESTBORO PROPERTIES, LLC, et al. v. CITIGROUP INC., et al.; and RAVENSWOOD I, L.L.C., et al. v. CITIGROUP INC., et al. On December 15, 2006, the District Court dismissed with prejudice 10 cases brought by clients of a single law firm in connection with the purchase and holding of Enron securities (also dismissing third-party claims against Citigroup): ADAMS, et al. v. ARTHUR ANDERSEN, et al.; AHLICH, et al. v. ARTHUR ANDERSEN, et al.; BULLOCK, et al. v. ARTHUR ANDERSEN, et al.; CHOUCROUN, et al. v. ARTHUR ANDERSEN, et al.; DELGADO, et al. v. ARTHUR ANDERSEN, et al.; GUY, et al. v. ARTHUR ANDERSEN, et al.; JOSE, et al. v. ARTHUR ANDERSEN, et al.; ODAM, et al. v. ENRON CORP., et al.; PEARSON, et al. v. FASTOW, et al.; and ROSEN, et al. v. FASTOW, et al. Plaintiffs filed a notice of appeal in each of the ten cases on January 5, 2007.

Additional actions against Citigroup and its affiliates were filed beginning in 2002 in the Southern District of Texas and other various jurisdictions. Certain of these remain pending, including: (i) actions brought by investors in Enron securities; (ii) actions brought by commercial banks that participated in Enron revolving credit facilities and/or purchasers of Enron bank debt in the secondary market; (iii) actions filed by Enron in its Chapter 11 bankruptcy proceedings seeking to recover payments to Citigroup as alleged preferences or fraudulent conveyances, to disallow or equitably subordinate claims of Citigroup and Citigroup transferees on the basis of alleged fraud, and to recover damages from Citigroup for allegedly aiding and abetting breach of fiduciary duty; (iv) actions brought by the Attorney General of Connecticut in connection with an Enron-related transaction; (v) an action brought by certain trusts that issued securities linked to Enron’s credit, by the related indenture trustee and certain holders of those securities; (vi) an action brought by a utility, alleging that Citigroup and others aided Enron in fraudulently overcharging for electricity; and (vii) actions by a bank that entered into credit derivative swap transactions with Citibank.

Research

WorldCom, Inc. Beginning in 2002, Citigroup, CGM and certain executive officers and current and former employees (along with, in many cases, other investment banks, certain WorldCom officers and directors, and/or accountants) were named as defendants in a series of individual and putative class action lawsuits relating to the underwriting of WorldCom securities and the issuance of research analyst reports concerning WorldCom. The putative class action and the majority of the individual actions were consolidated in the United States District Court for the Southern District of New York as In re WORLDCOM, INC. SECURITIES LITIGATION; certain individual actions remained pending in other state and federal courts. Citigroup settled the consolidated putative class action in May 2004. Citigroup has now settled all but four of the WorldCom-related individual actions. One of the four remaining actions, HOLMES, et al. v. GRUBMAN, et al., was dismissed by the District Court; an appeal is pending in the United States Court of Appeals for the Second Circuit.

Telecommunications Research Class Actions. Beginning in 2002, Citigroup, CGM and certain executive officers and current and former employees were named as defendants in a series of putative class action lawsuits, alleging violations of the federal securities laws, including Sections 10 and 20 of the Securities Exchange Act of 1934, as amended, in connection with Citigroup research analyst reports concerning seven issuers: AT&T Corp. (‘‘AT&T’’), Winstar Communications, Inc. (‘‘Winstar’’), Level 3 Communications, Inc. (‘‘Level 3’’), Metromedia Fiber Network, Inc. (‘‘MFN’’), XO Communications, Inc. (‘‘XO’’), Williams Communications Group Inc. (‘‘Williams’’), and Focal Communications, Inc. (‘‘Focal’’). These putative class actions were assigned to a single judge in the United States District Court for the Southern District of New York for coordinated proceedings. The court consolidated these actions into seven separate proceedings corresponding to the seven issuers of securities involved.

Citigroup has settled five of the seven actions. On August 17, 2006, the court approved Citigroup’s settlement of the AT&T action, In re SALOMON ANALYST AT&T LITIGATION. On September 29, 2006, the court approved Citigroup’s settlements of the Level 3, XO and Williams actions, In re SALOMON ANALYST LEVEL 3 LITIGATION, In re SALOMON ANALYST XO LITIGATION, and In re SALOMON ANALYST WILLIAMS LITIGATION, respectively. On November 14, 2006, the court preliminarily approved Citigroup’s settlement of the Focal action, LOS ANGELES CITY EMPLOYEES RETIREMENT ASSOCIATION v. CITIGROUP. A hearing on the final approval of the Focal settlement was scheduled for March 23, 2007.

The Winstar action, In re SALOMON ANALYST WINSTAR LITIGATION, was dismissed with prejudice in its entirety on January 6, 2005. The MFN action, In re SALOMON ANALYST METROMEDIA LITIGATION, remains pending. On January 6, 2005, the District Court granted in part and denied in part Citigroup’s motion to dismiss the claims against it. On June 20, 2006, the District Court certified the plaintiff class in the MFN action. The District Court’s class certification decision is on appeal in the United States Court of Appeals for the Second Circuit.

Global Crossing, Ltd. In January 2004, the Global Crossing Estate Representative filed an adversary action in the United States Bankruptcy Court for the Southern District of New York against Citigroup and several other banks seeking to rescind the payment of a loan made to a Global Crossing subsidiary. Citigroup moved to dismiss the action in May 2004, and the motion remains pending.

Qwest-related Actions. Beginning in 2003, Citigroup and CGM (along with, in many cases, other investment banks, certain Qwest officers and directors and accountants) were named as defendants in a series of actions alleging violations of state and federal securities laws in connection with the underwriting of, and research analyst reports concerning, Qwest Communications International Inc. (‘‘Qwest’’). Citigroup either settled or obtained dismissal of several such cases. In October 2006, Citigroup settled the two remaining Qwest-related actions: CALIFORNIA STATE TEACHERS’ RETIREMENT SYSTEM v. QWEST COMMUNICATIONS INTERNATIONAL INC., et al., and STATE UNIVERSITIES RETIREMENT SYSTEM OF ILLINOIS v. QWEST COMMUNICATIONS INTERNATIONAL INC., et al.

Customer Class Actions. On May 18, 2006, the District Court gave final approval to the settlement in NORMAN v. SALOMON SMITH BARNEY, a putative class action asserting violations of the Investment Advisers Act of 1940 and various common law claims in connection with certain customers who maintained guided portfolio management accounts at Smith Barney.

In March 2004, a putative research-related customer class action alleging various state law claims arising out of the issuance of allegedly misleading research analyst reports, DISHER v. CITIGROUP GLOBAL MARKETS INC., was filed in Illinois state court. Citigroup removed this action to federal court, and in August 2005 the United States Court of Appeals for the Seventh Circuit reversed the District Court’s August 2004 order remanding the case to state court, and directed the District Court to dismiss plaintiffs’ claims as pre-empted. On June 26, 2006, the United States Supreme Court granted plaintiffs’ petition for a writ of certiorari, vacated the Seventh Circuit’s opinion and remanded the case to the Seventh Circuit for further proceedings. On January 22, 2007, the Seventh Circuit dismissed Citigroup’s appeal from the District Court’s removal order for lack of appellate jurisdiction. On February 1, 2007, plaintiffs secured an order reopening this case in Illinois state court, and on February 16, Citigroup removed the reopened action to federal court.

Arbitrations. In addition to the various lawsuits discussed above, similar claims against Citigroup and certain of its affiliates relating to research analyst reports concerning the securities mentioned above, and other securities, are pending in numerous arbitrations around the country.

Adelphia Communications Corporation

On July 6, 2003, an adversary proceeding was filed by the Official Committee of Unsecured Creditors on behalf of Adelphia Communications Corporation against certain lenders and investment banks, including CGM, Citibank, N.A., Citicorp USA, Inc., and Citigroup Financial Products, Inc. (together, the ‘‘Citigroup

Parties’’). The complaint alleges that the Citigroup Parties and numerous other defendants committed acts in violation of the Bank Holding Company Act and common law. The complaints seek equitable relief and an unspecified amount of compensatory and punitive damages. In November 2003, a similar adversary proceeding was filed by the Equity Holders Committee of Adelphia. In June 2004, motions to dismiss were filed with respect to the complaints of the Official Committee of Unsecured Creditors and the Equity Holders Committee. The motions are currently pending.

In addition, CGM is among the underwriters named in numerous civil actions brought to date by investors in Adelphia debt securities in connection with Adelphia securities offerings between September 1997 and October 2001. Three of the complaints also assert claims against Citigroup Inc. and Citibank, N.A. All of the complaints allege violations of federal securities laws, and certain of the complaints also allege violations of state securities laws and the common law. The complaint seeks unspecified damages. In December 2003, a second amended complaint was filed and consolidated before the same judge of the United States District Court for the Southern District of New York. In February 2004, motions to dismiss the class and individual actions pending in the United States District Court for the Southern District of New York were filed. In May and July of 2005, the United States District Court for the Southern District of New York granted motions to dismiss several claims, based on the running of applicable statute of limitations, asserted in the putative class and individual actions being coordinated under IN RE ADELPHIA COMMUNICATIONS CORPORATION SECURITIES AND DERIVATIVE LITIGATION. With the exception of one individual action that was dismissed with prejudice, the court granted the putative class and individual plaintiffs leave to re-plead certain of those claims the court found to be time-barred. Without admitting any liability, CGM and numerous other financial institution defendants settled IN RE ADELPHIA COMMUNICATIONS CORPORATION SECURITIES AND DERIVATIVE LITIGATION for a total of $250 million, and the settlement was approved in November 2006. Two of the additional remaining individual complaints have been settled.

Mutual Funds

Citigroup and certain of its affiliates have been named in several class action litigations pending in various federal District Courts arising out of alleged violations of the federal securities laws, including the Investment Company Act, and common law (including breach of fiduciary duty and unjust enrichment). The claims concern practices in connection with the sale of mutual funds, including allegations involving market timing, revenue sharing, incentive payments for the sale of proprietary funds, undisclosed breakpoint discounts for the sale of certain classes of funds, inappropriate share class recommendations and inappropriate fund investments. The litigations involving market timing have been consolidated under the Multi District rules in the United States District Court for the District of Maryland (the ‘‘MDL action’’), and the litigations involving revenue sharing, incentive payment and other issues are pending in the United States District Court for the Southern District of New York. The plaintiffs in these litigations generally seek unspecified compensatory damages, recessionary damages, injunctive relief, costs and fees. In the principal cases concerning revenue sharing, incentive payment and other issues, the lead plaintiff filed a consolidated and amended complaint on December 15, 2004. Citigroup defendants’ motion to dismiss the consolidated complaint was substantially granted; a motion to dismiss the remaining claim has been filed. Several derivative actions and class actions were also dismissed against Citigroup defendants in the MDL action (the class actions were dismissed with leave to re-plead state law claims of unjust enrichment).

Issues in the mutual-fund industry continue to receive scrutiny by various government regulators and self regulatory agencies. CGM reached an agreement in principle with the NYSE to settle a matter related to its market-timing practices prior to September 2003.

IPO Securities Litigation

In April 2002, consolidated amended complaints were filed against CGM and other investment banks named in numerous putative class actions filed in the United States District Court for the Southern District of New York, alleging violations of certain federal securities laws (including Section 11 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended) with respect to the allocation of shares for certain initial public offerings and related aftermarket transactions and damage to investors caused by allegedly biased research analyst reports. Defendants’ motion to dismiss was denied. On October 13, 2004, the court granted in part the motion to certify class actions for six focus cases in the securities litigation. CGM is not a defendant in any of the six focus cases. In December 2006, the United States Court of Appeals for the Second Circuit reversed the District Court and held that the matter could not proceed as a class action. The plaintiffs filed a petition for rehearing in January 2007.

IPO Antitrust Litigation

Beginning in March 2001, several putative class actions that were later consolidated into a single class action were filed in the Southern District of New York against CGM and other investment banks, alleging violations of certain federal and state antitrust laws in connection with the allocation of shares in initial public offerings when acting as underwriters. A separate putative class action was filed against the same underwriter defendants as well as certain institutional investors alleging commercial bribery claims under the Robinson Patman Act arising out of similar allegations regarding IPO allocation conduct. On November 3, 2003, the District Court granted CGM’s motion to dismiss the consolidated amended complaint in the antitrust case and the Robinson Patman complaint. Plaintiffs thereafter appealed the District Court’s order dismissing the two actions. On September 28, 2005, the Second Circuit vacated the District Court’s decision and ordered the cases remanded to the District Court. In December 2006, the United States Supreme Court granted the underwriter defendants’ petition for certiorari to review the Second Circuit’s decision and set oral argument for March 2007.

Auction Rate Securities

On May 31, 2006, the Securities and Exchange Commission (the ‘‘SEC’’) instituted and simultaneously settled proceedings against CGM and 14 other broker-dealers regarding practices in the Auction Rate Securities market. The SEC alleged that the broker-dealers violated Section 17(a)(2) of the Securities Act. The broker-dealers, without admitting or denying liability, consented to the entry of an SEC cease-and-desist order providing for censures, undertakings, and penalties. CGM paid a penalty of $1.5 million.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information. The Partnership has issued no stock. There is no established public trading market for the Redeemable Units.

(b) Holders. The number of holders of Redeemable Units as of December 31, 2006 was 217.

(c) Dividends. The Partnership did not declare a distribution in 2006 or 2005.

(d) Use of Proceeds. There were no additional sales of Redeemable Units in the years ended December 31, 2006, 2005 and 2004.

(e) Securities Authorized for Issuance Under Equity Compensation Plans. None.

Item 6.    Selected Financial Data.

Net realized and unrealized trading gains (losses), interest income, net income (loss) and increase (decrease) in Net Asset Value per Redeemable Unit for the years ended December 31, 2006, 2005, 2004, 2003 and 2002 and total assets at December 31, 2006, 2005, 2004, 2003 and 2002 were as follows:

	2006	2005	2004	2003	2002
Net realized and unrealized trading gains (losses) net of brokerage fees (including clearing fees) of $176,707, $207,962, $243,995, $283,408 and $226,451 respectively	$(319,447)	$(878,772)	$190,473	$919,661	$1,483,403

Interest income	94,063	72,316	35,338	31,236	38,736
	$(225,384)	$(806,456)	$225,811	$950,897	$1,522,139
Net income (loss)	$(361,500)	$(1,024,986)	$30,568	$693,305	$1,220,121

Increase (decrease) in Net Asset Value per Redeemable Unit	$(396.78)	$(957.16)	$67.68	$579.64	$945.40

Total assets	$2,496,815	$3,195,444	$4,502,656	$4,574,180	$4,305,348

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Partnership aims to achieve substantial capital appreciation through speculative trading in U.S. and international markets for currencies, interest rates, stock indices, agricultural and energy products and precious and base metals. The Partnership may employ futures, options on futures, forward, spot and swap contracts in those markets.

The General Partner manages all business of the Partnership. The General Partner has delegated its responsibility for the investment of the Partnership’s assets to JWH. The General Partner employs a team of approximately 20 professionals whose primary emphasis is on attempting to maintain quality control among the advisors to the Partnerships operated or managed by the General Partner. A full-time staff of due diligence professionals use state-of-the-art technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provides processing of trading activity and reporting to limited partners and regulatory authorities. In selecting the Advisor for the Partnership, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements.

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

JWH trades its Financials and Metals Portfolio (‘‘F&M’’) on behalf of the Partnership. F&M seeks to identify and capitalize on intermediate-term price movements in four worldwide market sectors: currencies, interest rates, metals and global stock indices. The program uses the three-phase investment style. Beginning in August 1992, the position size in relation to account equity in this program was reduced 50%. Since the changes were implemented in 1992, F&M has experienced lower volatility.

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

To minimize this risk relating to low margin deposits, the Partnership follows certain trading policies, including:

(i)	The Partnership invests its assets only in commodity interests that the Advisor believes are traded in sufficient volume to permit ease of taking and liquidating positions. Sufficient volume, in this context, refers to a level of liquidity that the Advisor believes will permit it to enter and exit trades without noticeably moving the market.

(ii)	The Advisor will not initiate additional positions in any commodity if these positions would result in aggregate positions requiring a margin of more than 66 2/3% of the Partnership’s net assets allocated to the Advisor.

(iii)	The Partnership may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by reentering the warehouse receipt representing the delivery to the appropriate clearinghouse, the physical commodity position is fully hedged.

(iv)	The Partnership does not employ the trading technique commonly known as ‘‘pyramiding,’’ in which the speculator uses unrealized profits on existing positions as margin for the purchases or sale of additional positions in the same or related commodities.

(v)	The Partnership does not utilize borrowings except short-term borrowings if the Partnership takes delivery of any cash commodities.

(vi)	The Advisor may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Partnership. The term ‘‘spread’’ or ‘‘straddle’’ describes a commodity futures trading strategy involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the two contracts.

(vii)	The Partnership will not permit the churning of its commodity trading account. The term ‘‘churning’’ refers to the practice of entering and exiting trades with a frequency unwarranted by legitimate efforts to profit from the trades, driven by the desire to generate commission income.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as counterparty to the transactions. The Partnership’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Partnership has credit risk and concentration risk because the sole counterparty or broker with respect to the Partnership’s assets is CGM.

The General Partner monitors and controls the Partnership’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions. (See also ‘‘Item 8. Financial Statements and Supplementary Data’’ for further information on financial instrument risk included in the notes to the financial statements.)

Other than the risks inherent in commodity trading, the Partnership knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership’s liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the Partnership will cease trading operations and liquidate all open positions under certain circumstances including a decrease in Net Asset Value per Redeemable Unit to less than $350 as of the close of business on any business day or a decline in net assets to less than $1,000,000.

(b) Capital resources.

(i)    The Partnership has made no material commitments for capital expenditures.

(ii)    The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market moves in commodities are dependent upon fundamental and technical factors which the Advisor may or may not be able to identify, such as changing supply and demand relationships, weather, government agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, commissions, advisory fees and administrative fees. The level of these expenses is dependent upon the level of trading and the ability of the Advisor to identify and take advantage of price movements in the commodity markets, in addition to the level of Net Assets maintained. In addition, the amount of interest income payable by CGM is dependent upon interest rates over which the Partnership has no control.

No forecast can be made as to the level of redemptions in any given period. A limited partner may redeem some or all of their Redeemable Units at the Net Asset Value thereof as of the last day of any calendar quarter on 15 days notice to the General Partner. For the year ended December 31, 2006, 127 Redeemable Units of Limited Partnership Interest were redeemed for a total of $362,485. For the year ended December 31, 2005, 92 Redeemable Units of Limited Partnership Interest were redeemed for a total of $278,361. For the year ended December 31, 2004, 73 Redeemable Units of Limited Partnership Interest were redeemed for a total of $245,440.

(c)    Results of Operations.

For the year ended December 31, 2006, the Net Asset Value per Redeemable Unit decreased 13.0% from $3,045.05 to $2,648.27. For the year ended December 31, 2005, the Net Asset Value per Redeemable Unit decreased 23.9% from $4,002.21 to $3,045.05. For the year ended December 31, 2004, the Net Asset Value per Redeemable Unit increased 1.7% from $3,934.53 to $4,002.21.

The Partnership experienced a net trading loss before brokerage fees and related fees in 2006 of $142,740. Losses were primarily attributable to the trading of currencies and non-U.S. interest rates and were partially offset by gains in U.S. interest rates, metals and indices.

The Partnership’s performance in 2006 was characterized by several price trend reversals in the financial markets. Although some directional trends emerged in the early part of the year, the trends did not last and major price corrections occurred during the summer months, especially in currencies. Gains were made in equity indices and metals, while losses were realized in currencies and non-U.S. interest rates.

Gains were made in the metals sector as the trading Advisor was able to capture the uptrend in the prices earlier in the year while minimizing losses during correction in the later part of the year. Gains were also made in the equity indices as rising global equity valuations were supported by increased optimism over economic growth and lower energy prices towards the later part of the year.

Losses mainly stemmed from trading in currencies. The currency market remained difficult as economic data and inflationary concerns perplexed directional trading. Losses were realized in the domestic and global fixed income market as inflationary pressure remained high and markets speculated about the future changes in the interest rates.

The Partnership experienced a net trading loss before brokerage fees and related fees in 2005 of $670,810. Losses were primarily attributable to the trading of currencies, U.S. and non-U.S. interest rates and were partially offset by gains in indices and metals.

The year 2005 was characterized by several events that made it extraordinarily difficult for the Advisor’s program to trade successfully and to retain profits when earned. While profitable trading did occur in the metals and stock index sectors, these relatively minor gains were offset by losses experienced in the other sectors.

In financial markets, foreign stock market indices were the most profitable sector for the Partnership for the year as a resurging Japanese economy and positive political news in Europe propelled these markets out of long-term doldrums. More than offsetting these gains were losses in U.S. and non-U.S. interest rate contract trading.

Currency trading was also unprofitable with the focus being the U.S. dollar versus both European and Asian currencies. After a prolonged decline in 2004, the U.S. dollar defied expectations for further weakness and rallied in January resulting in losses for the Advisor at the beginning of the year. The dollar continued strengthening through the second quarter but encountered a prolonged period of volatility at the beginning of the third quarter with the Chinese government’s decision to revalue the Chinese yuan.

Profitable trading over the last half of the year in precious and base metals trading was able to offset most but not all of the losses incurred earlier in the year in the these markets. The Partnership ended year basically flat in these markets.

Overall, 2005 was a particularly difficult year for the Partnership’s Advisor with periods of favorable market conditions abruptly dashed by single events and prolonged volatility.

The Partnership experienced a net trading gain before brokerage fees and related fees in 2004 of $434,468. Gains were primarily attributable to the trading of currencies, U.S. interest rates and indices.

In the General Partner’s opinion, the Advisor continues to employ its trading methods in a consistent and disciplined manner and its results are consistent with the objectives of the Partnership and expectations for the Advisor’s program. The General Partner continues to monitor the Advisor’s performance on a daily, weekly, monthly and annual basis to assure these objectives are met.

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

Technological Risk — the risk of loss attributable to technological limitations or hardware failure that constrain the Partnership’s ability to gather, process, and communicate information efficiently and securely, without interruption, to customers, among Redeemable Units within the Partnership, and in the markets where the Partnership participates.

Legal/Documentation Risk — the risk of loss attributable to deficiencies in the documentation of transactions (such as trade confirmations) and customer relationships (such as master netting agreements) or errors that result in noncompliance with applicable legal and regulatory requirements.

Financial Control Risk — the risk of loss attributable to limitations in financial systems and controls. Strong financial systems and controls ensure that assets are safeguarded, that transactions are executed in accordance with management’s authorization, and that financial information utilized by management and communicated to external parties, including the Partnership’s Redeemable Unit holders, creditors, and regulators, is free of material errors.

(e)    Critical Accounting Policies.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from these statements.

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

Foreign currency contracts are those contracts where the Partnership agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting dates, is included in the Statements of Financial Condition. Realized gains (losses) and changes in unrealized values on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the Statements of Income and Expenses and Partners’ Capital.

The General Partner believes that the accounting policies that will be most critical to the Partnership’s financial condition and results of operations relate to the valuation of the Partnership’s positions. The majority of the Partnership’s positions will be exchange-traded futures contracts, which will be valued daily at settlement prices published by the exchanges. If applicable, the Partnership’s spot and forward foreign currency contracts will also be valued at published daily settlement prices or at dealers’ quotes. The General Partner expects that under normal circumstances substantially all of the Partnership’s assets will be valued by objective measures and without difficulty.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Introduction

The Partnership is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes, and all or substantially all of the Partnership’s assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership’s main line of business.

The risk to the limited partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership assets and undistributed profits. This limited liability is a consequence of the organization of the Partnership as a limited partnership under applicable law.

Market movements result in frequent changes in the fair market value of the Partnership’s open positions and, consequently, in its earnings and cash flow. The Partnership’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification results among the Partnership’s open positions and the liquidity of the markets in which it trades.

The Partnership rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership’s past performance is not necessarily indicative of its future results.

Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership’s experience to date (i.e., ‘‘risk of ruin’’). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership’s losses in any market sector will be limited to Value at Risk or by the Partnership’s attempts to manage its market risk.

Quantifying the Partnership’s Trading Value at Risk

The following quantitative disclosures regarding the Partnership’s market risk exposures contain ‘‘forward-looking statements’’ within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the ‘‘Exchange Act.’’) and Section 21E of the Securities Exchange Act of 1934), as amended (the ‘‘Exchange Act.’’). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor except for statements of historical fact (such as the terms of particular contracts and the number of market risk sensitive instruments held during or at the end of the reporting period).

The Partnership’s risk exposure in the various market sectors traded by the Advisor is quantified below in terms of Value at Risk. Due to the Partnership’s mark-to-market accounting, any loss in the fair value of the Partnership’s open positions is directly reflected in the Partnership’s earnings (realized and unrealized).

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

In the case of market sensitive instruments which are not exchange traded (almost exclusively currencies in the case of the Partnership), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers’ margins have been used.

The fair value of the Partnership’s futures and forward positions does not have any optionality component. However, the Advisor may trade commodity options. The Value at Risk associated with options is reflected in the following table as the margin requirement attributable to the instrument underlying each option. Where this instrument is a futures contract, the futures margin, and where this instrument is a physical commodity, the futures-equivalent maintenance margin has been used. This calculation is conservative in that it assumes that the fair value of an option will decline by the same amount as the fair value of the underlying instrument, whereas, in fact, the fair values of the options traded by the Partnership in almost all cases fluctuate to a lesser extent than those of the underlying instruments.

In quantifying the Partnership’s Value at Risk, 100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have simply been added to determine each trading category’s aggregate Value at Risk. The diversification effects resulting from the fact that the Partnership’s positions are rarely, if ever, 100% positively correlated have not been reflected.

The Partnership’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2006 and 2005, and the highest, lowest and average value at any point during the years. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 2006, the Partnership’s total capitalization was $2,251,029.

December 31, 2006

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– OTC	$126,222	5.61%	$236,016	$22,985	$102,954
Interest Rates U.S.	31,000	1.38%	51,300	9,650	32,179
Interest Rates Non-U.S.	104,438	4.64%	186,326	23,633	93,553
Metals:
– OTC	56,758	2.52%	56,758	9,923	25,251
Indices	117,137	5.20%	165,202	51,000	113,335
Total	$435,555	19.35%

*	Annual average based on month-end Value at Risk

As of December 31, 2005, the Partnership’s total capitalization was $2,975,014.

December 31, 2005

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– OTC	$73,808	2.48%	$638,005	$36,387	$135,401
Interest Rates U.S.	27,400	0.92%	48,950	5,750	26,953
Interest Rates Non-U.S.	30,942	1.04%	281,619	30,942	122,723
Metals:
– Exchange Traded	9,000	0.30%	18,000	5,000	10,917
– OTC	28,375	0.95%	184,423	7,400	41,948
Indices	145,355	4.89%	462,541	10,795	122,509
Total	$314,880	10.58%

*	Annual average based on month-end Value at Risk

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Partnership is typically many times the applicable maintenance margin requirement (margin requirements generally range between 2% and 15% of contract face value) as well as many times the capitalization of the Partnership. The magnitude of the Partnership’s open positions creates a ‘‘risk of ruin’’ not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions unusual, but historically recurring from time to time could cause the Partnership to incur severe losses over a short period of time. The foregoing Value at Risk table as well as the past performance of the Partnership give no indication of this ‘‘risk of ruin.’’

Non-Trading Risk

The Partnership has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as any market risk they represent) are immaterial.

Materiality, as used in this section, ‘‘Qualitative and Quantitative Disclosures About Market Risk,’’ is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Partnership’s market sensitive instruments.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Partnership’s market risk exposures – except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposures – constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Partnership’s primary market risk exposures as well as the strategies used and to be used by the General Partner and the Advisor for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the management strategies of the Partnership. There can be no assurance that the Partnership’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long- term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership as of December 31, 2006, by market sector.

Interest Rates. Interest rate movements directly affect the price of the futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership’s profitability. The Partnership’s primary interest rate exposure is to interest rate fluctuations in the United States and the other G-8 countries. However, the Partnership also takes futures positions on the government debt of smaller nations — e.g., Australia.

Currencies. The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The General Partner does not anticipate that the risk profile of the Partnership’s currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U. S. dollar-based Partnership in expressing Value at Risk in a functional currency other than U.S. dollars.

Stock Indices. The Partnership’s primary equity exposure is to equity price risk in the G-8 countries. The stock index futures traded by the Partnership are limited to futures on broadly based indices. The General Partner anticipates little, if any, trading in non-G-8 stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being ‘‘whipsawed’’ into numerous small losses.)

Metals. The Partnership’s primary metal market exposure is to fluctuations in the price of gold, aluminum and copper.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of December 31, 2006.

Foreign Currency Balances. The Partnership’s primary foreign currency balances are in Japanese yen, British pounds and Australian dollars. The Advisor regularly converts foreign currency balances to U.S. dollars in an attempt to control the Partnership’s non-trading risk.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

The General Partner monitors and controls the Partnership’s risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject.

The General Partner monitors the Partnership’s performance and the concentration of its open positions, and consults with the Advisor concerning the Partnership’s overall risk profile. If the General Partner felt it necessary to do so, the General Partner could require the Advisor to close out individual positions as well as enter certain positions traded on behalf of the Partnership. However, any such intervention would be a highly unusual event. The General Partner primarily relies on the Advisor’s own risk control policies while maintaining a general supervisory overview of the Partnership’s market risk exposures.

The Advisor applies its own risk management policies to its trading. The Advisor often follows diversification guidelines, margin limits and stop loss points to exit a position. The Advisor’s research of risk management often suggests ongoing modifications to its trading programs.

As part of the General Partner’s risk management, the General Partner periodically meets with the Advisor to discuss its risk management and to look for any material changes to the Advisor’s portfolio balance and trading techniques. The Advisor is required to notify the General Partner of any material changes to its programs.

Item 8.    Financial Statements and Supplementary Data.

SHEARSON SELECT ADVISORS FUTURES FUND L.P.

INDEX TO FINANCIAL STATEMENTS

Page Number
Oath or Affirmation	F-2
Report of Independent Registered Public Accounting Firm	F-3
Financial Statements:
Statements of Financial Condition at December 31, 2006 and 2005	F-4
Condensed Schedules of Investments at December 31, 2006 and 2005	F-5 – F-6
Statements of Income and Expenses for the years ended December 31, 2006, 2005 and 2004	F-7
Statements of Changes in Partners’ Capital for the years ended December 31, 2006, 2005 and 2004	F-8
Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004	F-9
Notes to Financial Statements	F-10 – F-13
Selected Unaudited Quarterly Financial Data	F-14

To the Limited Partners of
Shearson Select Advisors Futures Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By: Jennifer Magro Chief Financial Officer and Director Citigroup Managed Futures LLC General Partner, Shearson Select Advisors Futures Fund L.P.
Citigroup Managed Futures LLC 731 Lexington Avenue 25th Floor New York, N.Y. 10022 212-559-2011

Report of Independent Registered Public Accounting Firm

The Partners
Shearson Select Advisors Futures Fund L.P.:

We have audited the accompanying statements of financial condition of Shearson Select Advisors Futures Fund L.P. (the ‘‘Partnership’’), including the condensed schedules of investments, as of December 31, 2006 and 2005, and the related statements of income and expenses, changes in partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2006. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shearson Select Advisors Futures Fund L.P. as of December 31, 2006 and 2005, and the results of its operations, changes in its partners’ capital and its cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

New York, New York
March 22, 2007

Shearson Select Advisors Futures Fund L.P.
Statements of Financial Condition
December 31, 2006 and 2005

	2006	2005
Assets:
Equity in commodity futures trading account:
Cash (restricted $457,458 and $345,617 in 2006 and 2005, respectively) (Note 3c)	$2,395,170	$2,983,755
Net unrealized appreciation on open futures positions	—	30,519
Unrealized appreciation on open forward contracts	94,659	174,331
	2,489,829	3,188,605
Interest receivable (Note 3c)	6,986	6,839
	$2,496,815	$3,195,444
Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures positions	$65,004	$—
Unrealized depreciation on open forward contracts	16,027	63,120
Accrued expenses:
Brokerage fees (Note 3c)	12,079	15,662
Management fees (Note 3b)	7,963	10,194
Professional fees	5,631	35,479
Other	9,317	22,894
Redemptions payable (Note 5)	129,765	73,081
	245,786	220,430
Partners’ Capital (Notes 1 and 5):
General Partner, 34 Unit equivalents outstanding in 2006 and 2005	90,041	103,532
Limited Partners, 816 and 943 Redeemable Units of Limited Partnership Interest outstanding in 2006 and 2005, respectively	2,160,988	2,871,482
	2,251,029	2,975,014
	$2,496,815	$3,195,444

See accompanying notes to financial statements.

Shearson Select Advisors Futures Fund L.P.
Condensed Schedule of Investments
December 31, 2006

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Indices	$(6,767)	(0.30)%
Interest Rates Non-U.S.	(27,113)	(1.21)
Interest Rates U.S.	(52,488)	(2.33)
Total futures contracts purchased	(86,368)	(3.84)
Futures Contracts Sold
Interest Rates Non-U.S.	21,364	0.95
Unrealized Appreciation on Forward Contracts
Currencies	59,834	2.66
Metals	34,825	1.55
Total unrealized appreciation on forward contracts	94,659	4.21
Unrealized Depreciation on Forward Contracts
Currencies	(6,567)	(0.29)
Metals	(9,460)	(0.42)
Total unrealized depreciation on forward contracts	(16,027)	(0.71)
Total Fair Value	$13,628	0.61%

Percentages are based on Partners’ Capital unless otherwise indicated.

See accompanying notes to financial statements.

Shearson Select Advisors Futures Fund L.P.
Condensed Schedule of Investments
December 31, 2005

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Indices	$29,535	0.99%
Metals	14,940	0.50
Total futures contracts purchased	44,475	1.49
Futures Contracts Sold
Interest Rates U.S.	(7,547)	(0.25)
Interest Rates Non-U.S.	(6,409)	(0.22)
Total futures contracts sold	(13,956)	(0.47)
Unrealized Appreciation on Forward Contracts
Currencies	63,996	2.15
Metals	110,335	3.71
Total unrealized appreciation on forward contracts	174,331	5.86
Unrealized Depreciation on Forward Contracts
Currencies	(47,026)	(1.58)
Metals	(16,094)	(0.54)
Total unrealized depreciation on forward contracts	(63,120)	(2.12)
Total Fair Value	$141,730	4.76%

Percentages are based on Partners’ Capital unless otherwise indicated.

See accompanying notes to financial statements.

Shearson Select Advisors Futures Fund L.P.
Statements of Income and Expenses
for the years ended
December 31, 2006, 2005 and 2004

	2006	2005	2004
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions	$(14,638)	$(393,809)	$313,029
Change in unrealized gains (losses) on open positions	(128,102)	(277,001)	121,439
Net realized and unrealized gains (losses)	(142,740)	(670,810)	434,468
Interest income (Note 3c)	94,063	72,316	35,338
	(48,677)	(598,494)	469,806

Expenses:
Brokerage fees including clearing fees of $2,886, $3,140 and $2,766, respectively (Note 3c)	176,707	207,962	243,995
Management fees (Note 3b)	111,145	132,598	153,760
Incentive fees (Notes 3a and 3b)	—	—	7,438
Professional fees	23,023	59,006	18,682
Other expenses	1,948	26,926	15,363
	312,823	426,492	439,238
Net income (loss)	$(361,500)	$(1,024,986)	$30,568

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent (Notes 1 and 6)	$(396.78)	$(957.16)	$67.68

See accompanying notes to financial statements.

Shearson Select Advisors Futures Fund L.P.
Statements of Changes in Partners’ Capital
for the years ended
December 31, 2006, 2005 and 2004

	Limited Partners	General Partner	Total
Partners’ Capital at December 31, 2003	$4,359,459	$133,774	$4,493,233
Net income	28,267	2,301	30,568
Redemption of 73 Redeemable Units of Limited Partnership Interest	(245,440)	—	(245,440)
Partners’ Capital at December 31, 2004	4,142,286	136,075	4,278,361
Net loss	(992,443)	(32,543)	(1,024,986)
Redemption of 92 Redeemable Units of Limited Partnership Interest	(278,361)	—	(278,361)
Partners’ Capital at December 31, 2005	2,871,482	103,532	2,975,014
Net loss	(348,009)	(13,491)	(361,500)
Redemption of 127 Redeemable Units of Limited Partnership Interest	(362,485)	—	(362,485)
Partners’ Capital at December 31, 2006	$2,160,988	$90,041	$2,251,029

Net asset value per Redeemable Unit:

2004:	$4,002.21
2005:	$3,045.05
2006:	$2,648.27

See accompanying notes to financial statements.

Shearson Select Advisors Futures Fund L.P.
Statements of Cash Flows
for the years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$(361,500)	$(1,024,986)	$30,568
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(111,841)	477,134	(286,600)
(Increase) decrease in net unrealized appreciation on open futures positions	30,519	(30,519)	603
(Increase) decrease in unrealized appreciation on open forward contracts	79,672	346,740	(206,381)
(Increase) decrease in interest receivable	(147)	(1,912)	(2,835)
Increase (decrease) in net unrealized depreciation on open futures positions	65,004	(13,244)	13,244
Increase (decrease) in unrealized depreciation on open forward contracts	(47,093)	(25,976)	71,095
Accrued expenses:
Increase (decrease) in brokerage commissions	(3,583)	(6,340)	(779)
Increase (decrease) in management fees	(2,231)	(4,327)	(533)
Increase (decrease) in incentive fees	—	(7,438)	7,438
Increase (decrease) in professional fees	(29,848)	30,789	(8,508)
Increase (decrease) in other	(13,577)	5,621	13,229
Net cash provided by (used in) operating activities	(394,625)	(254,458)	(369,459)
Cash flows from financing activities:
Payments for redemptions — Limited Partners	(305,801)	(261,311)	(197,278)
Net change in cash	(700,426)	(515,769)	(566,737)
Unrestricted cash, at beginning of year	2,638,138	3,153,907	3,720,644
Unrestricted cash, at end of year	$1,937,712	$2,638,138	$3,153,907

See accompanying notes to financial statements.

Shearson Select Advisors Futures Fund L.P.
Notes to Financial Statements

1.    Partnership Organization:

Shearson Select Advisors Futures Fund L.P. (the ‘‘Partnership’’) is a limited partnership which was organized under the laws of the State of Delaware on February 10, 1987. The Partnership is engaged in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership was authorized to sell 50,000 redeemable units of Limited Partnership Interest (‘‘Redeemable Units’’) during its initial offering period.

Citigroup Managed Futures LLC, acts as the general partner (the ‘‘General Partner’’) of the Partnership. The Partnership’s commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profits, if any, net of distributions.

The Partnership will be liquidated upon the first to occur of the following: December 31, 2007; a decline in Net Asset Value per Redeemable Unit on any business day after trading to less than $350 per Redeemable Unit; a decline in net assets after trading commences to less than $1,000,000; or under certain other circumstances as defined in the Limited Partnership Agreement. It is the intention of the General Partner to continue the operations of the Fund until December 31, 2007. Subsequent to the Partnership’s termination on December 31, 2007, the General Partner will wind up the business and affairs of the Partnership and liquidate its assets in accordance with the terms of the Limited Partnership Agreement.

2.    Accounting Policies:

a.	All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statements of financial condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized gains (losses) on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

b.	Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Partnership’s income and expenses.

On July 13, 2006, the FASB released FASB Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes’’ (FIN 48). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006 and is to be applied to all open tax positions as of the effective date. Management does not believe that the application of this standard will have a material impact on the financial statements of the Partnership.

Shearson Select Advisors Futures Fund L.P.
Notes to Financial Statements

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

The General Partner administers the business and affairs of the Partnership including selecting one or more advisors to make trading decisions for the Partnership. The Partnership will pay the General Partner an incentive fee payable quarterly equal to 5% of New Trading Profits, as defined in the Limited Partnership Agreement. For the years ended December 31, 2006 and 2005, the General Partner did not earn any incentive fees.

b.	Management Agreement:

The General Partner, on behalf of the Partnership, has entered into a Management Agreement with John W. Henry & Company, Inc. (the ‘‘Advisor’’), a registered commodity trading advisor. The Advisor is not affiliated with the General Partner or CGM and is not responsible for the organization or operation of the Partnership. The Partnership pays the Advisor a monthly management fee equal to 1/3 of 1% (4% per year) of month-end Net Assets of the Partnership managed by the Advisor. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of redemptions and incentive fees.

In addition, the Partnership is obligated to pay the Advisor an incentive fee, payable quarterly, equal to 10% of New Trading Profits, as defined in the Management Agreement.

c.	Customer Agreement:

The Partnership has entered into a Customer Agreement, which was assigned to CGM from a predecessor company, whereby CGM provides services which include, among other things, the execution of transactions for the Partnership’s account in accordance with orders placed by the Advisor. Effective January 1, 1997, the Partnership pays CGM a monthly brokerage fee equal to ½ of 1% (6% per year) of Month end Net Assets, in lieu of brokerage commissions on a per trade basis. Month-end Net Assets, for the purpose of calculating fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of accrued expenses and redemptions payable. The Partnership pays for all clearing fees but not floor brokerage charges. All of the Partnership’s cash is deposited in the Partnership’s account at CGM. The Partnership’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2006 and 2005, the amount of cash held for margin requirements was $457,458 and $345,617, respectively. CGM has agreed to pay the Partnership interest on 70% of the average daily equity in its accounts during each month at the rate of the average noncompetitive yield of 13-week U.S. Treasury Bills as determined at the weekly auctions thereof during the month. The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.    Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the statements of income and expenses.

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the years ended December 31, 2006 and 2005, based on a monthly calculation, was $128,277 and $175,762, respectively.

Shearson Select Advisors Futures Fund L.P.
Notes to Financial Statements

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

6.    Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest during the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
Net realized and unrealized gains (losses)*	$(353.54)	$(815.38)	$211.47
Interest income	101.08	69.89	31.89
Expenses**	(144.32)	(211.67)	(175.68)
Increase (decrease) for the year	(396.78)	(957.16)	67.68
Net asset value per Redeemable Unit, beginning of year	3,045.05	4,002.21	3,934.53
Net asset value per Redeemable Unit, end of year	$2,648.27	$3,045.05	$4,002.21

*	Includes brokerage fees

**	Excludes brokerage fees

	2006	2005	2004
Ratios to Average Net Assets:
Net investment loss before incentive fees***	(7.9)%	(10.5)%	(10.3)%
Operating expenses	11.3%	12.7%	11.2%
Incentive fees	—%	—%	0.2%
Total expenses	11.3%	12.7%	11.4%

Total return:
Total return before incentive fees	(13.0)%	(23.9)%	1.9%
Incentive fees	—%	—%	(0.2)%
Total return after incentive fees	(13.0)%	(23.9)%	1.7%

***	Interest income less total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

7.    Financial Instrument Risks:

In the normal course of its business, the Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset,

Shearson Select Advisors Futures Fund L.P.
Notes to Financial Statements

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statements of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has credit risk and concentration risk because the sole counterparty or broker with respect to the Partnership’s assets is CGM.

The General Partner monitors and controls the Partnership’s risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of December 31, 2006. However, due to the nature of the Partnership’s business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2006 and 2005 is summarized below:

	For the period from October 1, 2006 to December 31, 2006	For the period from July 1, 2006 to September 30, 2006	For the period from April 1, 2006 to June 30, 2006	For the period from January 1, 2006 to March 31, 2006
Net realized and unrealized trading gains (losses) net of brokerage fees and clearing fees including interest income	$(319,516)	$81,907	$14,137	$(1,912)
Net income (loss)	$(329,345)	$50,942	$(33,225)	$(49,872)
Increase (decrease) in Net Asset Value per Redeemable Unit	$(366.34)	$55.91	$(35.30)	$(51.05)

	For the period from October 1, 2005 to December 31, 2005	For the period from July 1, 2005 to September 30, 2005	For the period from April 1, 2005 to June 30, 2005	For the period from January 1, 2005 to March 31, 2005
Net realized and unrealized trading gains (losses) net of brokerage fees and clearing fees including interest income	$273,820	$(704,797)	$564,387	$(939,866)
Net income (loss)	$204,595	$(763,948)	$520,722	$(986,355)
Increase (decrease) in Net Asset Value per Redeemable Unit	$204.39	$(738.11)	$499.25	$(922.69)

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Based on their evaluation of the Partnership’s disclosure controls and procedures as of year end the Chief Executive Officer and Chief Financial Officer of the General Partner, have concluded that such controls and procedures are effective.

There were no significant changes in the Partnership’s internal controls over financial reporting or in other factors that could significantly affect such controls subsequent to the date of their evaluation as of year end.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The Partnership has no officers or directors and its affairs are managed by its General Partner. Investment decisions are made by the Advisor.

The Partnership has not adopted a code of ethics that applies to officers because it has no officers.

Item 11.    Executive Compensation.

The Partnership has no directors or officers. Its affairs are managed the General Partner. CGM, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage fees for such services, as described under ‘‘Item 1. Business.’’ For the year ended December 31, 2006, CGM earned $176,707 in brokerage fees and clearing fees. Management fees and incentive fees of $111,145 and $0, respectively were earned by the Advisor for the year ended December 31, 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)    Security ownership of certain beneficial owners. The Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.

(b)    Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The General Partner owns units of general partnership interest equivalent to 34 Redeemable Unit equivalents (3.5%) as of December 31, 2006.

(c)    Changes in control. None.

Item 13.    Certain Relationships, Related Party Transactions and Director Independence.

CGM and the General Partner would be considered promoters for purposes of Item 404 (c) of Regulation S-K. The nature and the amounts of compensation each promoter will receive from the Partnership are set forth under ‘‘Item 1. Business’’., ‘‘Item 11. Executive Compensation.’’ and ‘‘Item 8. Financial Statements and Supplementary Data.’’

Item 14.    Principal Accountant Fees and Services.

(1)    Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by KPMG LLP for the audit of the Partnership’s annual financial statements, which is included in the Partnership’s Form 10-K, review of financial statements included in the Partnership’s Form 10-Q and other services normally provided in connection with regulatory filings or engagements are as follows:

2006            $15,000

2005            $22,826

(2)    Audit-Related Fees. None.

(3)    Tax Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by KPMG LLP for tax compliance and tax advice given in the preparation of the Partnership’s Schedule K1s, the preparation of the Partnership’s Form 1065 and preparation of all State Tax Returns are as follows:

2006            $7,606

2005            $7,606

(4)    All Other Fees. None.

(5)    Not Applicable.

(6)    Not Applicable.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a) (1)	Financial Statements:

Statements of Financial Condition at December 31, 2006 and 2005.

Condensed Schedules of Investments at December 31, 2006 and 2005.

Statements of Income and Expenses for the years ended December 31, 2006, 2005 and 2004.

Statements of Changes in Partners’ Capital for the years ended December 31, 2006, 2005 and 2004.

Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004.

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

10.4(a) – Management Agreement between Hayden Commodities Corp. and Dunn Commodities, Inc. (previously filed).

10.4(b) – Management Agreement between Hayden Commodities Corp. and Investment Timing Services (previously filed).

10.4(c) – Management Agreement between Hayden Commodities Corp. and Cresta Commodity Management Inc. (previously filed).

10.4(d) – Management Agreement between Hayden Commodities Corp. and Computerized Advisory (previously filed).

10.4(e) – Management Agreement between Hayden Commodities Corp. and Donald J. Guy (previously filed).

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

10.33 – Letter extending Management Agreement with John W. Henry & Company, Inc. for 2001 (previously filed).

10.34 – Letter extending Management Agreement with John W. Henry & Company, Inc. for 2002 (previously filed)

10.35 – Letter extending Management Agreement with John W. Henry & Company, Inc. for 2003 (previously filed)

10.36 – Letter extending Management Agreement with John W. Henry & Company, Inc. for 2004 (previously filed).

10.37 – Letter extending Management Agreement with John W. Henry & Company, Inc. for 2005 (previously filed)

10.38 – Letter extending Management Agreement with John W. Henry & Company, Inc. for 2006 (filed herein)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 30th day of March 2007.

Shearson Select Advisors Futures Fund L.P.

By:    /s/ Citigroup Managed Futures LLC
           (General Partner)

By    /s/ Jerry Pascucci
           Jerry Pascucci, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons in the capacities and on the date indicated.

/s/ Jerry Pascucci	/s/ Shelley Ullman
Jerry Pascucci	Shelley Ullman
President and Director	Director
/s/ David J. Vogel	/s/ Ihor Rakowsky
David J. Vogel	Ihor Rakowsky
Director	Secretary and Director
/s/ Jennifer Magro	/s/ Daryl Dewbrey
Jennifer Magro	Daryl Dewbrey
Chief Financial Officer and	Director
Director
/s/ Steve Ciampi	/s/ Raymond Nolte
Steve Ciampi	Raymond Nolte
Director	Director