Form 10-Q
period 2007-03-31
SHEARSON LEHMAN SELECT ADVISORS FUTURES FUND L P
filed 2007-05-14
CIK 811078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2007

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

Yes         No X

As of April 30, 2007, 796 Limited Partnership Units were outstanding.

Shearson Select Advisors Futures Fund L.P.

Form 10-Q

Part I

Item 1. Financial Statements

Shearson Select Advisors Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	March 31, 2007 (liquidation basis) (Note 1)	December 31, 2006
Assets:
Equity in commodity futures trading account:
Cash (restricted $176,551 and $457,458 in 2007 and 2006, respectively)	$1,873,353	$2,395,170
Unrealized appreciation on open forward contracts	75,942	94,659
	1,949,295	2,489,829
Interest receivable	6,022	6,986
	$1,955,317	$2,496,815

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures positions	$4,312	$65,004
Unrealized depreciation on open forward contracts	148,140	16,027
Accrued expenses:
Brokerage fees	9,014	12,079
Management fees	5,903	7,963
Other	22,993	14,948
Redemptions payable	41,528	129,765
	231,890	245,786
Partners’ Capital:
General Partner, 34 Unit equivalents outstanding in 2007 and 2006	70,598	90,041
Limited Partners, 796 and 816 Redeemable Units of Limited Partnership Interest outstanding in 2007 and 2006, respectively	1,652,829	2,160,988
	1,723,427	2,251,029
	$1,955,317	$2,496,815

See accompanying notes to financial statements.

Shearson Select Advisors Futures Fund L.P.
Condensed Schedule of Investments (liquidation basis, see Note 1)
March 31, 2007
(Unaudited)

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Interest Rates Non-U.S.	$(3,727)	(0.22)%
Interest Rates U.S.	(825)	(0.05)
Total futures contracts purchased	(4,552)	(0.27)
Futures Contracts Sold
Interest Rates Non-U.S.	240	0.01
Unrealized Appreciation on Forward Contracts
Currencies	28,477	1.65
Metals	47,465	2.75
Total unrealized appreciation on forward contracts	75,942	4.40
Unrealized Depreciation on Forward Contracts
Currencies	(56,165)	(3.25)
Metals	(91,975)	(5.33)
Total unrealized depreciation on forward contracts	(148,140)	(8.58)
Total fair value	$(76,510)	(4.44)%

Percentages are based on Partners’ Capital unless otherwise indicated.

See accompanying notes to financial statements.

Shearson Select Advisors Futures Fund L.P.
Condensed Schedule of Investments
December 31, 2006
(Unaudited)

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

Shearson Select Advisors Futures Fund L.P.
Statements of Income and Expenses
(Unaudited)

	Three Months Ended March 31,
	2007 (liquidation basis) (Note 1)	2006
Income:
Net gains (losses) on trading of commodity interests:
Realized losses on closed positions	$(347,376)	$(138,546)
Change in unrealized gains (losses) on open positions	(90,138)	159,926
Net realized and unrealized gains (losses)	(437,514)	21,380
Interest income	18,661	21,807
	(418,853)	43,187
Expenses:
Brokerage fees including clearing fees of $695, and $879, respectively	32,379	45,099
Management fees	20,423	28,209
Other	14,419	19,751
	67,221	93,059
Net loss	(486,074)	(49,872)
Redemptions – Limited Partners	(41,528)	(107,784)
Net decrease in Partners’ Capital	(527,602)	(157,656)
Partners’ Capital, beginning of period	2,251,029	2,975,014
Partners’ Capital, end of period	$1,723,427	$2,817,358
Net Asset Value per Redeemable Unit (830 and 941 Redeemable Units outstanding at March 31, 2007 and 2006, respectively)	$2,076.42	$2,994.00
Net loss per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(571.85)	$(51.05)

See accompanying notes to financial statements.

Shearson Select Advisors Futures Fund L.P.
Statements of Changes in Partners’ Capital
for the three months ended March 31, 2007
(liquidation basis, see Note 1)
(Unaudited)

	Limited Partners	General Partner	Total
Partners’ Capital at December 31, 2006	$2,160,988	$90,041	$2,251,029
Net (loss)	(466,631)	(19,443)	(486,074)
Redemption of 20.0000 Redeemable Units of Limited Partnership Interest	(41,528)	—	(41,528)
Partners’ Capital at March 31, 2007	$1,652,829	$70,598	$1,723,427

Net Asset Value per Redeemable Unit:

December 31, 2006:	$2,648.27

March 31, 2007:	$2,076.42

Shearson Select Advisors Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2007 (liquidation basis, see Note 1)	2006
Cash flows from operating activities:
Net loss	$(486,074)	$(49,872)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	280,907	(105,645)
(Increase) decrease in net unrealized appreciation on open futures positions	—	(249,566)
(Increase) decrease in unrealized appreciation on open forward contracts	18,717	18,381
(Increase) decrease in interest receivable	964	(877)
Increase (decrease) in net unrealized depreciation on open futures positions	(60,692)	—
Increase (decrease) in unrealized depreciation on open forward contracts	132,113	71,259
Accrued expenses:
Increase (decrease) in brokerage fees	(3,065)	(521)
Increase (decrease) in management fees	(2,060)	(411)
Increase (decrease) in other	8,045	19,751
Net cash provided by (used in) operating activities	(111,145)	(297,501)
Cash flows from financing activities:
Payments for redemptions — Limited Partners	(129,765)	(73,081)
Net change in unrestricted cash	(240,910)	(370,582)
Unrestricted cash, at beginning of period	1,937,712	2,638,138
Unrestricted cash, at end of period	$1,696,802	$2,267,556

See accompanying notes to financial statements.

Shearson Select Advisors Futures Fund L.P.
Notes to Financial Statements
March 31, 2007
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

Citigroup Managed Futures LLC, a Delaware Limited Liability company, acts as the general partner (the ‘‘General Partner’’) of the Partnership. The Partnership’s commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. As of March 31, 2007, all trading decisions are made by John W. Henry & Company, Inc. (the ‘‘Advisor’’).

As of March 31, 2007 the Partnership is within the 12-month window of its liquidation date which has caused the Partnership to move from a going concern to liquidation basis of accounting.

The liquidation basis accounting requires the Partnership to record assets and liabilities at values expected to be achieved in liquidation. The change in basis of accounting from a going-concern basis to a liquidation basis did not have a material effect on the Partnership’s carrying value of assets and liabilities nor its results of operations. All carrying values, whether market or fair values, are expected to be achieved by management during liquidation. As a result, the financial statements have not been presented to reflect the net assets available to partners or changes in net assets available to partners as of and for the three months ended March 31, 2007, respectively.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2007 and December 31, 2006 and the results of its operations and cash flows for the three months ended March 31, 2007 and 2006. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Shearson Select Advisors Futures Fund L.P.
Notes to Financial Statements
March 31, 2007
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit for the three months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended March 31,
	2007	2006
Net realized and unrealized losses *	$(552.82)	$(24.28)
Interest income	21.95	22.32
Expenses **	(40.98)	(49.09)
Decrease for the period	(571.85)	(51.05)
Net Asset Value per Redeemable Unit, beginning of period	2,648.27	3,045.05
Net Asset Value per Redeemable Unit, end of period	$2,076.42	$2,994.00

*	Includes brokerage fees
**	Excludes brokerage fees

Ratios to average net assets:***
Net investment loss before incentive fees****	(9.5)%	(10.2)%
Operating expense	13.1%	13.3%
Incentive fees	—%	—%
Total expenses	13.1%	13.3%
Total return:
Total return before incentive fee	(21.6)%	(1.7)%
Incentive fees	—%	—%
Total return after incentive fees	(21.6)%	(1.7)%

***	Annualized (other than incentive fee)
****	Interest income less total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income expenses and average net assets.

Shearson Select Advisors Futures Fund L.P.
Notes to Financial Statements
March 31, 2007
(Unaudited)

3.    Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses and Partners’ Capital and are discussed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses.

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the three and twelve months ended March 31, 2007 and December 31, 2006, based on a monthly calculation, were $23,239 and $128,277, respectively. The fair values of these commodity interests, including options thereon, if applicable, at March 31, 2007 and December 31, 2006, were $(76,510) and $13,628, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on other measures of fair value deemed appropriate by the General Partner.

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
March 31, 2007
(Unaudited)

risk-adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of March 31, 2007. However, due to the nature of the Partnership’s business, these instruments may not be held to maturity.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the first quarter of 2007.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2007, Partnership capital decreased 23.4% from $2,251,029 to $1,723,427. This decrease was attributable to a net loss from operations of $486,074 coupled with the redemption of 20 Redeemable Units resulting in an outflow of $41,528. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

As of March 31, 2007 the Partnership is within the 12-month window of its liquidation date which has caused the Partnership to move from a going concern to liquidation basis of accounting.

The liquidation basis accounting requires the Partnership to record assets and liabilities at values expected to be achieved in liquidation. The change in basis of accounting from a going-concern basis to a liquidation basis did not have a material effect on the Partnership’s carrying value of assets and liabilities nor its results of operations. All carrying values, whether market or fair values, are expected to be achieved by management during liquidation. As a result, the financial statements have not been presented to reflect the net assets available to partners or changes in net assets available to partners as of and for the three months ended March 31, 2007, respectively.

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

On July 13, 2006, the FASB released FASB Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes’’ (FIN 48).  FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority.  Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year.  The Partnership has adopted FIN 48 and management has determined that the application of this standard will not impact the financial statements.

Results of Operations

During the Partnership’s first quarter of 2007, the Net Asset Value per Redeemable Unit decreased 21.6% from $2,648.27 to $2,076.42 as compared to a decrease of 1.7% in the first quarter of 2006. The Partnership experienced a net trading loss (comprised of realized losses on closed positions and change in unrealized gains (losses) on open positions) before brokerage commissions and related fees in the first quarter of 2007 of $437,514. Losses were primarily attributable to the trading of commodity contracts in currencies, U.S. and non-U.S. interest rates, metals, and indices. The Partnership experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2006 of $21,380. Gains were primarily attributable to the trading of commodity contracts in U.S. and non-U.S. interest rates, metals, and indices and were partially offset by losses in currencies.

The first quarter of 2007 presented a challenging trading environment to the trading Advisor due to several short-term price reversals triggered by a precipitous decline in the world equity markets towards the end of February. The price reversals caused a sharp increase in the short-term correlation among several sectors thereby eliminating the diversification benefits. The fund registered losses in currencies, fixed income, metals and stock indices, although the fund was briefly profitable in fixed income and metals in the early part of the quarter.

Currency markets were dominated by short-term reversals for the quarter as mixed global and regional economic data caused the markets to move erratically. Speculation over further widening of global interest rate differentials continued to negatively impact certain currency positions, such as the Japanese Yen and British Pound. Fixed income markets exhibited significant volatility whilst remaining largely directionless, resulting in losses for the sector. Positions in base and precious metals were not profitable as the markets presented a difficult trading environment.

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

Interest income on 70% of the Partnership’s daily average equity maintained in cash was earned at the monthly average 13-week U.S. Treasury Bill yield. CGM may continue to maintain the Partnership assets in cash and/or place all of the Partnership assets in 90-day Treasury bills and pay the Partnership 70% of the interest earned on the Treasury bills purchased. CGM will retain 30% of any interest earned on Treasury bills. Interest income for the three months ended March decreased by $3,146, as compared to the corresponding period in 2006. The decrease in interest income is primarily due to a decrease in average net assets during the three months ended March 31, 2007 as compared to 2006.

Brokerage commissions are calculated on the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three months ended March 31, 2007 decreased by $12,720, as compared to the corresponding period in 2006. The decrease in brokerage commissions and fees is due to a decrease in average net assets during the three months ended March 31, 2007 as compared to 2006.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three months ended March 31, 2007 decreased by $7,786, as compared to the corresponding period in 2006. The decrease in management fees is due to a decrease in average net assets during the three months ended March 31, 2007 as compared to 2006.

Incentive fees paid by the Partnership are based on the new trading profits of the Partnership as defined in the Limited Partnership Agreement. There were no incentive fees earned for the three months ended March 31, 2007 and 2006.

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

Market movements result in frequent changes in the fair value of the Partnership’s open positions and, consequently, in its earnings and cash flow. The Partnership’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the value of financial instruments and contracts, the diversification effects among the Partnership’s open positions and the liquidity of the markets in which it trades.

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

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2007 and the highest, lowest and average values during the three months ended March 31, 2007. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of March 31, 2007, the Partnership’s total capitalization was $1,723,427. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.

March 31, 2007
(Unaudited)

			Three Months Ended March 31, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– OTC Contracts	$80,568	4.67%	$119,566	$30,002	$89,799
Interest Rates U.S.	6,050	0.35%	29,900	4,450	13,250
Interest Rates Non-U.S.	60,645	3.52%	171,781	19,050	87,310
Metals:
– OTC Contracts	27,167	1.58%	56,809	27,108	27,990
Total	$174,430	10.12%

*	Average of month-end Values at Risk.

Item 4.    Controls and Procedures

The General Partner, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934, as amended) with respect to the Partnership as of the end of the period covered by the report and, based on this evaluation, has concluded that these disclosure controls and procedures are effective. There was no change in the Partnership’s internal controls over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material changes supplementing or amending the discussion of legal proceedings set forth under Part I, Item 3 ‘‘Legal Proceedings’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a)Total Number of Shares (or Redeemable Units) Purchased*	(b)Average Price Paid per Share (or Redeemable Unit)**	(c)Total Number of Shares (or Redeemable Units) Purchased as Part of Publicly Announced Plans or Programs	(d)Maximum Number (or Approximate Dollar Value) of Shares (or Redeemable Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2007 – January 31, 2007	0	N/A	N/A	N/A
February 1, 2007 – February 28, 2007	0	N/A	N/A	N/A
March 1, 2007 – March 31, 2007	20	$2,076.42	N/A	N/A
	20	$2,076.42	N/A	N/A

* Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on 10 days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption but to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.
** Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day.

Item 3.    Defaults Upon Senior Securities – None

Item 4.    Submission of Matters to a Vote of Security Holders – None

Item 5.    Other Information – None

Item 6.    Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

SHEARSON SELECT ADVISORS FUTURES FUND L.P.

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ Jerry Pascucci
Jerry Pascucci, President and Director
Date:	May 14, 2007
By:	/s/ Jennifer Magro
Jennifer Magro Chief Financial Officer and Director
Date:	May 14, 2007