Form 10-Q
period 2007-06-30
SHEARSON LEHMAN SELECT ADVISORS FUTURES FUND L P
filed 2007-08-14
CIK 811078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2007

OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                              to

Commission File Number 000-16627

SHEARSON SELECT ADVISORS FUTURES FUND L.P.

(Exact name of registrant as specified in its charter)

Delaware	13-3405705
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Citigroup Managed Futures LLC
731 Lexington Avenue - 25th Fl.
New York, New York 10022

(Address of principal executive offices) (Zip Code)

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

Yes         No X

As of July 31, 2007, 768 Limited Partnership Units were outstanding.

Shearson Select Advisors Futures Fund L.P.

Form 10-Q

Part I

Item 1. Financial Statements

Shearson Select Advisors Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	June 30, 2007 (liquidation basis) (Note 1)	December 31, 2006
Assets:
Equity in commodity futures trading account:
Cash (restricted $466,882 and $457,458 in 2007 and 2006, respectively)	$2,134,775	$2,395,170
Net unrealized appreciation on open futures positions	126,934	—
Unrealized appreciation on open forward contracts	98,684	94,659
	2,360,393	2,489,829
Interest receivable	5,760	6,986
	$2,366,153	$2,496,815

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures positions	$—	$65,004
Unrealized depreciation on open forward contracts	157,985	16,027
Accrued expenses:
Brokerage fees	11,041	12,079
Management fees	7,281	7,963
Other	12,837	14,948
Redemptions payable	73,441	129,765
	262,585	245,786
Partners’ Capital:
General Partner, 34 Unit equivalents outstanding in 2007 and 2006	89,179	90,041
Limited Partners, 768 and 816 Redeemable Units of Limited Partnership Interest outstanding in 2007 and 2006, respectively	2,014,389	2,160,988
	2,103,568	2,251,029
	$2,366,153	$2,496,815

See accompanying notes to financial statements.

Shearson Select Advisors Futures Fund L.P.
Condensed Schedule of Investments (liquidation basis, see Note 1)
June 30, 2007
(Unaudited)

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Indices	$14,779	0.70%
Metals	3,760	0.18
Total futures contracts purchased	18,539	0.88
Futures Contracts Sold
Interest Rates U.S.	31,522	1.50
Interest Rates Non-U.S.	76,873	3.65
Total futures contracts sold	108,395	5.15
Unrealized Appreciation on Forward Contracts
Currencies	88,559	4.21
Metals	10,125	0.48
Total unrealized appreciation on forward contracts	98,684	4.69
Unrealized Depreciation on Forward Contracts
Currencies	(107,460)	(5.10)
Metals	(50,525)	(2.40)
Total unrealized depreciation on forward contracts	(157,985)	(7.50)
Total fair value	$67,633	3.22%

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

Shearson Select Advisors Futures Fund L.P.
Statements of Income and Expenses
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007 (liquidation basis) (Note 1)	2006	2007 (liquidation basis) (Note 1)	2006
Income:
Net gains (losses) on trading of commodity interests:
Realized gains on closed positions	$360,637	$490,431	$13,261	$351,885
Change in unrealized gains (losses) on open positions	144,143	(452,670)	54,005	(292,744)
Net realized and unrealized gains	504,780	37,761	67,266	59,141
Interest income	16,028	25,076	34,689	46,883
	520,808	62,837	101,955	106,024
Expenses:
Brokerage fees including clearing fees of $398, $621, $1,093 and $1,500, respectively	31,904	48,700	64,283	93,799
Management fees	20,245	30,669	40,668	58,878
Other	15,077	16,693	29,496	36,444
	67,226	96,062	134,447	189,121
Net income (loss)	453,582	(33,225)	(32,492)	(83,097)
Redemptions – Limited Partners	(73,441)	(88,761)	(114,969)	(196,545)
Net increase (decrease) in Partners’ Capital	380,141	(121,986)	(147,461)	(279,642)
Partners’ Capital, beginning of period	1,723,427	2,817,358	2,251,029	2,975,014
Partners’ Capital, end of period	$2,103,568	$2,695,372	$2,103,568	$2,695,372
Net Asset Value per Redeemable Unit (802 and 911 Redeemable Units outstanding at June 30, 2007 and 2006, respectively)	$2,622.90	$2,958.70	$2,622.90	$2,958.70
Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$546.48	$(35.30)	$(25.37)	$(86.35)

See accompanying notes to financial statements.

Shearson Select Advisors Futures Fund L.P.
Statements of Changes in Partners’ Capital
for the six months ended June 30, 2007
(liquidation basis, see Note 1)
(Unaudited)

	Limited Partners	General Partner	Total
Partners’ Capital at December 31, 2006	$2,160,988	$90,041	$2,251,029
Net loss	(31,630)	(862)	(32,492)
Redemption of 48.0000 Redeemable Units of Limited Partnership Interest	(114,969)	—	(114,969)
Partners’ Capital at June 30, 2007	$2,014,389	$89,179	$2,103,568

Net Asset Value per Redeemable Unit:

December 31, 2006:	$2,648.27

June 30, 2007:	$2,622.90

See accompanying notes to financial statements.

Shearson Select Advisors Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007 (liquidation basis) (Note 1)	2006	2007 (liquidation basis) (Note 1)	2006
Cash flows from operating activities:
Net income (loss)	$453,582	$(33,225)	$(32,492)	$(83,097)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(290,331)	130,937	(9,424)	25,292
(Increase) decrease in net unrealized appreciation on open futures positions	(126,934)	280,085	(126,934)	30,519
(Increase) decrease in unrealized appreciation on open forward contracts	(22,742)	113,855	(4,025)	132,236
(Increase) decrease in interest receivable	262	(576)	1,226	(1,453)
Increase (decrease) in net unrealized depreciation on open futures positions	(4,312)	62,032	(65,004)	62,032
Increase (decrease) in unrealized depreciation on open forward contracts	9,845	(3,302)	141,958	67,957
Accrued expenses:
Increase (decrease) in brokerage fees	2,027	(733)	(1,038)	(1,254)
Increase (decrease) in management fees	1,378	(472)	(682)	(883)
Increase (decrease) in other	(10,156)	(4,337)	(2,111)	15,414
Net cash provided by (used in) operating activities	12,619	544,264	(98,526)	246,763
Cash flows from financing activities:
Payments for redemptions — Limited Partners	(41,528)	(107,784)	(171,293)	(180,865)
Net change in unrestricted cash	(28,909)	436,480	(269,819)	65,898
Unrestricted cash, at beginning of period	1,696,802	2,267,556	1,937,712	2,638,138
Unrestricted cash, at end of period	$1,667,893	$2,704,036	$1,667,893	$2,704,036

See accompanying notes to financial statements.

Shearson Select Advisors Futures Fund L.P.
Notes to Financial Statements
June 30, 2007
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

As of June 30, 2007, all trading decisions are made by John W. Henry & Company, Inc. (the ‘‘Advisor’’).

As of June 30, 2007 the Partnership is within the 12-month window of its liquidation date which has caused the Partnership to move from a going concern to liquidation basis of accounting. The liquidation basis accounting requires the Partnership to record assets and liabilities at values expected to be achieved in liquidation. The change in the basis of accounting from a going-concern basis to a liquidation basis did not have a material effect on the Partnership’s carrying value of assets and liabilities nor its results of operations. All carrying values, whether market or fair values, are expected to be achieved by management during liquidation. As a result, the financial statements have not been presented to reflect the net assets available to partners or changes in net assets available to partners as of and for the six months ended June 30, 2007, respectively.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2007 and December 31, 2006 and the results of its operations and cash flows for the three and six months ended June 30, 2007 and 2006. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Shearson Select Advisors Futures Fund L.P.
Notes to Financial Statements
June 30, 2007
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net realized and unrealized gains (losses) *	$569.73	$(11.63)	$16.91	$(35.91)
Interest income	19.31	26.64	41.26	48.96
Expenses **	(42.56)	(50.31)	(83.54)	(99.40)
Increase (decrease) for the period	546.48	(35.30)	(25.37)	(86.35)
Net Asset Value per Redeemable Unit, beginning of period	2,076.42	2,994.00	2,648.27	3,045.05
Net Asset Value per Redeemable Unit, end of period	$2,622.90	$2,958.70	$2,622.90	$2,958.70
* Includes brokerage fees
** Excludes brokerage fees
Ratios to average net assets:***
Net investment loss before incentive fees****	(10.7)%	(9.6)%	(9.8%	(9.8)%
Operating expense	14.0%	12.9%	13.3%	13.1%
Incentive fees	—%	—%	—%	—%
Total expenses	14.0%	12.9%	13.3%	13.1%
Total return:
Total return before incentive fee	26.3%	(1.2)%	(1.0)%	(2.8)%
Incentive fees	—%	—%	—%	—%
Total return after incentive fees	26.3%	(1.2)%	(1.0)%	(2.8)%
***	Annualized (other than incentive fee)
****	Interest income less total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income expenses and average net assets.

Shearson Select Advisors Futures Fund L.P.
Notes to Financial Statements
June 30, 2007
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

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the six and twelve months ended June 30, 2007 and December 31, 2006, based on a monthly calculation, were $94,833 and $128,277, respectively. The fair values of these commodity interests, including options thereon, if applicable, at June 30, 2007 and December 31, 2006, were $67,633 and $13,628, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on other measures of fair value deemed appropriate by the General Partner.

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
June 30, 2007
(Unaudited)

risk-adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of June 30, 2007. However, due to the nature of the Partnership’s business, these instruments may not be held to maturity.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the second quarter of 2007.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2007, Partnership capital decreased 6.6% from $2,251,029 to $2,103,568. This decrease was attributable to a net loss from operations of $32,492 coupled with the redemption of 48 Redeemable Units resulting in an outflow of $114,969. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

As of June 30, 2007 the Partnership is within the 12-month window of its liquidation date which has caused the Partnership to move from a going concern to liquidation basis of accounting. The liquidation basis of accounting requires the Partnership to record assets and liabilities at values expected to be achieved in liquidation. The change in basis of accounting from a going-concern basis to a liquidation basis did not have a material effect on the Partnership’s carrying value of assets and liabilities nor its results of operations. All carrying values, whether market or fair values, are expected to be achieved by management during liquidation. As a result, the financial statements have not been presented to reflect the net assets available to partners or changes in net assets available to partners as of and for the six months ended June 30, 2007, respectively.

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

In July 2006, the Financial Accounting Standards Board (the ‘‘FASB’’) released FASB Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes’’ (FIN 48).  FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority.  Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year.  The Partnership adopted FIN 48 as of January 1, 2007, and the application of this standard did not impact the financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 157, fair value measurements. This accounting standard establishes a single authoritative definition of fair value sets out a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and the interim periods within those fiscal years. As of June 30, 2007, the Partnership is still evaluating the impact the adoption of SFAS No. 157 will have on the financial statement amounts; however, additional disclosures will be required about the inputs used to develop the measurements and the effect of certain measurements on changes in Partners’ Capital for the period.

Results of Operations

During the Partnership’s second quarter of 2007, the Net Asset Value per Redeemable Unit increased 26.3% from $2,076.42 to $2,622.90 as compared to a decrease of 1.2% in the second quarter of 2006. The Partnership experienced a net trading gain (comprised of realized gains on closed positions and change in unrealized gains (losses) on open positions) before brokerage commissions and related fees in the second quarter of 2007 of $504,780. Gains were primarily attributable to the trading of commodity contracts in currencies, metals, and indices and U.S. and non-U.S. interest rates. The Partnership experienced a net trading gain before brokerage commissions and related fees in the second quarter of 2006 of $37,761. Gains were primarily attributable to the trading of commodity contracts in U.S. interest rates, and metals and were partially offset by losses in currencies, non-U.S. interest rates and indices.

The second quarter presented a favorable trading environment to the trading advisor, as trends emerged in several sectors, most notably in fixed income, stock indices and currencies. Inflationary pressures remained high in several economies as they continued to show strong growth characteristics and resilience even as the central banks increased the interest rates or kept them high relative to recent past. The fund registered gains in currencies, fixed income, stock indices and metals.

In the currency market, strong trends emerged as the Japanese Yen weakened relative to the US Dollar. The Fund was favorably positioned to register gains by capturing this trend through the quarter. In the fixed income sector, gains were realized as the economic data suggested continued growth and elevated inflationary pressures in several major world economies. As the global stock indices continued to reach new record levels, the Fund was favorably positioned to profit from the long term trends in this sector. Gains were also realized in the metals sector in the precious metals.

During the Partnership’s six months ended June 30, 2007 the net asset value per Redeemable unit decreased 1.0% from $2,648.27 to $2,622.90 as compared to a decrease of 2.8% for the six months ended June 30, 2006. The Partnership experienced a net trading gain before brokerage commissions and related fees for the six months ended June 30, 2007 of $67,266. Gains were primarily attributable to the trading of U.S. and non-U.S. interest rates and were partially offset by losses in commodity futures in currencies, metals, and indices. The Partnership experienced a net trading gain before brokerage commissions and related fees during the six months ended June 30, 2006 of $59,141. Gains were primarily attributable to the Partnership’s trading of U.S. and non-U.S. interest rates and indices and were partially offset by losses in currencies.

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

Interest income on 70% of the Partnership’s daily average equity maintained in cash was earned at the monthly average 13-week U.S. Treasury Bill yield. CGM may continue to maintain the Partnership assets in cash and/or place all of the Partnership assets in 90-day Treasury bills and pay the Partnership 70% of the interest earned on the Treasury bills purchased. CGM will retain 30% of any interest earned on Treasury bills. Interest income for the three and six months ended June 30, 2007 decreased by $9,048 and $12,194, as compared to the corresponding periods in 2006. The decrease in interest income is primarily due to a decrease in average net assets during the three months ended June 30, 2007 as compared to 2006.

Brokerage commissions are calculated on the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and six months ended June 30, 2007 decreased by $16,796 and $29,516, as compared to the corresponding periods in 2006. The decrease in brokerage commissions and fees is due to a decrease in average adjusted net assets during the three and six months ended June 30, 2007 as compared to 2006.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and six months ended June 30, 2007 decreased by $10,424 and $18,210, as compared to the corresponding periods in 2006. The decrease in management fees is due to a decrease in average adjusted net assets during the three and six months ended June 30, 2007 as compared to 2006.

Incentive fees paid by the Partnership are based on the new trading profits of the Partnership as defined in the Limited Partnership Agreement. There were no incentive fees earned for the three and six months ended June 30, 2007 and 2006.

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

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2007 and the highest, lowest and average values during the three months ended June 30, 2007. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of June 30, 2007, the Partnership’s total capitalization was $2,103,568. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.

June 30, 2007
(Unaudited)

			Three Months Ended June 30, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– OTC Contracts	$126,495	6.01%	$251,862	$82,086	$118,515
Interest Rates U.S.	48,700	2.32%	51,150	6,050	32,017
Interest Rates Non -U.S.	135,939	6.46%	137,178	49,489	113,184
Metals:
– Exchange Traded Contracts	12,000	0.57%	14,000	6,000	9,000
– OTC Contracts	14,225	0.68%	54,236	9,748	22,794
Indices	99,825	4.74%	107,573	28,222	90,707
Total	$437,184	20.78%
*	Average of month-end Values at Risk.

Item 4.    Controls and Procedures

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2007 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

The Partnership’s internal control over financial reporting is a process under the supervision of the General Partner’s CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. These controls include policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

•	provide reasonable assurance that (i) transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and (ii) the Partnership’s receipts are handled and expenditures are made only pursuant to authorizations of the General Partner; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 ‘‘Legal Proceedings’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

Research

Customer Class Actions.

On May 3, 2007, the District Court remanded DISHER V. CITIGROUP GLOBAL MARKETS, INC., to Illinois state court.  On June 13, 2007, Citigroup moved in state court to dismiss the action.

Mutual Funds

In May 2007, CGMI finalized its settlement agreement with the NYSE and the New Jersey Bureau of Securities on the matter related to its market-timing practices prior to September 2003.

IPO Securities Litigation

On May 18, 2007, the Second Circuit denied plaintiffs’ petition for rehearing en banc of the Second Circuit’s decision reversing the district court’s class certification.

IPO Antitrust Litigation

On June 18, 2007, the United States Supreme Court ruled that the securities law precludes application of the antitrust laws to the claims asserted by plaintiffs, effectively terminating the litigation.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a)Total Number of Shares (or Redeemable Units) Purchased*	(b)Average Price Paid per Share (or Redeemable Unit)**	(c)Total Number of Shares (or Redeemable Units) Purchased as Part of Publicly Announced Plans or Programs	(d)Maximum Number (or Approximate Dollar Value) of Shares (or Redeemable Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2007 – April 30, 2007	0	N/A	N/A	N/A
May 1, 2007 – May 31, 2007	0	N/A	N/A	N/A
June 1, 2007 – June 30, 2007	28	$2,622.90	N/A	N/A
	28	$2,622.90
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

SHEARSON SELECT ADVISORS FUTURES FUND L.P.

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ Jerry Pascucci
Jerry Pascucci, President and Director
Date:	August 14, 2007
By:	/s/ Jennifer Magro
Jennifer Magro Chief Financial Officer and Director
Date:	August 14, 2007