Form 10-Q
period 2007-09-30
SHEARSON LEHMAN SELECT ADVISORS FUTURES FUND L P
filed 2007-11-14
CIK 811078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2007

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

Yes         No X

As of October 31, 2007, 709 Limited Partnership Redeemable Units were outstanding.

Shearson Select Advisors Futures Fund L.P.

Form 10-Q

Part I

Item 1. Financial Statements

Shearson Select Advisors Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	September 30, 2007 (liquidation basis) (Note 1)	December 31, 2006
Assets:
Equity in commodity futures trading account:
Cash (restricted $320,485 and $457,458 in 2007 and 2006, respectively)	$1,872,014	$2,395,170
Unrealized appreciation on open forward contracts	153,869	94,659
	2,025,883	2,489,829
Interest receivable	4,898	6,986
	$2,030,781	$2,496,815

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures positions	$2,705	$65,004
Unrealized depreciation on open forward contracts	167,348	16,027
Accrued expenses:
Brokerage fees	9,304	12,079
Management fees	6,143	7,963
Other	8,479	14,948
Redemptions payable	20,613	129,765
	214,592	245,786
Partners’ Capital:
General Partner, 34 Unit equivalents outstanding in 2007 and 2006	77,869	90,041
Limited Partners, 759 and 816 Redeemable Units of Limited Partnership Interest outstanding in 2007 and 2006, respectively	1,738,320	2,160,988
	1,816,189	2,251,029
	$2,030,781	$2,496,815

See accompanying notes to financial statements.

Shearson Select Advisors Futures Fund L.P.
Condensed Schedule of Investments (liquidation basis, see Note 1)
September 30, 2007
(Unaudited)

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Indices	$1,060	0.06%
Interest Rates Non-U.S.	(10,914)	(0.60)
Interest Rates U.S.	(2,344)	(0.13)
Metals	24,330	1.34
Total futures contracts purchased	12,132	0.67
Futures Contracts Sold
Indices	(14,790)	(0.82)
Interest Rates Non-U.S.	(47)	(0.00)*
Total futures contracts sold	(14,837)	(0.82)
Unrealized Appreciation on Forward Contracts
Currencies	102,529	5.64
Metals	51,340	2.83
Total unrealized appreciation on forward contracts	153,869	8.47
Unrealized Depreciation on Forward Contracts
Currencies	(89,223)	(4.91)
Metals	(78,125)	(4.30)
Total unrealized depreciation on forward contracts	(167,348)	(9.21)
Total fair value	$(16,184)	(0.89)%
*	Due to rounding.

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

Shearson Select Advisors Futures Fund L.P.
Statements of Income and Expenses
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007 (liquidation basis) (Note 1)	2006	2007 (liquidation basis) (Note 1)	2006
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions	$(135,366)	$(120,776)	$(122,105)	$231,109
Change in unrealized gains (losses) on open positions	(83,817)	221,552	(29,812)	(71,192)
Net realized and unrealized gains (losses)	(219,183)	100,776	(151,917)	159,917
Interest income	16,520	24,911	51,209	71,794
	(202,663)	125,687	(100,708)	231,711

Expenses:
Brokerage fees including clearing fees of $615, $724, $1,708 and $2,224 respectively	29,140	43,780	93,423	137,579
Management fees	18,325	27,438	58,993	86,316
Other	16,638	3,527	46,134	39,971
	64,103	74,745	198,550	263,866
Net income (loss)	(266,766)	50,942	(299,258)	(32,155)
Redemptions – Limited Partners	(20,613)	(36,175)	(135,582)	(232,720)
Net increase (decrease) in Partners’ Capital	(287,379)	14,767	(434,840)	(264,875)
Partners’ Capital, beginning of period	2,103,568	2,695,372	2,251,029	2,975,014
Partners’ Capital, end of period	$1,816,189	$2,710,139	$1,816,189	$2,710,139

Net Asset Value per Redeemable Unit (793 and 899 Redeemable Units outstanding at September 30, 2007 and 2006, respectively)	$2,290.28	$3,014.61	$2,290.28	$3,014.61

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(332.62)	$55.91	$(357.99)	$(30.44)

See accompanying notes to financial statements.

Shearson Select Advisors Futures Fund L.P.
Statement of Changes in Partners’ Capital
for the nine months ended September 30, 2007
(liquidation basis, see Note 1)
(Unaudited)

	Limited Partners	General Partner	Total
Partners’ Capital at December 31, 2006	$2,160,988	$90,041	$2,251,029
Net loss	(287,086)	(12,172)	(299,258)
Redemption of 57.0000 Redeemable Units of Limited Partnership Interest	(135,582)	—	(135,582)
Partners’ Capital at September 30, 2007	$1,738,320	$77,869	$1,816,189

Net Asset Value per Redeemable Unit:

December 31, 2006:	$2,648.27

September 30, 2007:	$2,290.28

See accompanying notes to financial statements.

Shearson Select Advisors Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007 (liquidation basis) (Note 1)	2006	2007 (liquidation basis) (Note 1)	2006
Cash flows from operating activities:
Net income (loss)	$(266,766)	$50,942	$(299,258)	$(32,155)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	146,397	(137,424)	136,973	(112,132)
(Increase) decrease in net unrealized appreciation on open futures positions	126,934	(122,901)	—	(92,382)
(Increase) decrease in unrealized appreciation on open forward contracts	(55,185)	(610)	(59,210)	131,626
(Increase) decrease in interest receivable	862	237	2,088	(1,216)
Increase (decrease) in net unrealized depreciation on open futures positions	2,705	(62,032)	(62,299)	—
Increase (decrease) in unrealized depreciation on open forward contracts	9,363	(36,009)	151,321	31,948
Accrued expenses:
Increase (decrease) in brokerage fees	(1,737)	(303)	(2,775)	(1,557)
Increase (decrease) in management fees	(1,138)	(126)	(1,820)	(1,009)
Increase (decrease) in other	(4,358)	(22,382)	(6,469)	(6,968)
Net cash used in operating activities	(42,923)	(330,608)	(141,449)	(83,845)
Cash flows from financing activities:
Payments for redemptions — Limited Partners	(73,441)	(88,761)	(244,734)	(269,626)
Net change in unrestricted cash	(116,364)	(419,369)	(386,183)	(353,471)
Unrestricted cash, at beginning of period	1,667,893	2,704,036	1,937,712	2,638,138
Unrestricted cash, at end of period	$1,551,529	$2,284,667	$1,551,529	$2,284,667

See accompanying notes to financial statements.

Shearson Select Advisors Futures Fund L.P.
Notes to Financial Statements
September 30, 2007
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

As of September 30, 2007, all trading decisions are made by John W. Henry & Company, Inc. (the ‘‘Advisor’’).

As of September 30, 2007 the Partnership is within the 12-month window of its liquidation date which has caused the Partnership to move from a going concern to liquidation basis of accounting. The liquidation basis accounting requires the Partnership to record assets and liabilities at values expected to be achieved in liquidation. The change in the basis of accounting from a going-concern basis to a liquidation basis did not have a material effect on the Partnership’s carrying value of assets and liabilities nor its results of operations. All carrying values, whether market or fair values, are expected to be achieved by management during liquidation. Also, the liquidation basis of accounting requires the financial statements to include a statement of net assets available to partners or changes in net assets available to partners. The Statement of Partners’ Capital (included herein) presents the same information and thus a statement of net assets available to partners or changes in net assets available to partners has not been presented for the three and nine months ended September 30, 2007, respectively.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2007 and December 31, 2006 and the results of its operations and cash flows for the three and nine months ended September 30, 2007 and 2006. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Shearson Select Advisors Futures Fund L.P.
Notes to Financial Statements
September 30, 2007
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net realized and unrealized gains (losses) *	$(309.63)	$62.56	$(292.72)	$26.65
Interest income	20.60	27.35	61.86	76.31
Expenses **	(43.59)	(34.00)	(127.13)	(133.40)
Increase (decrease) for the period	(332.62)	55.91	(357.99)	(30.44)
Net Asset Value per Redeemable Unit, beginning of period	2,622.90	2,958.70	2,648.27	3,045.05
Net Asset Value per Redeemable Unit, end of period	$2,290.28	$3,014.61	$2,290.28	$3,014.61
* Includes brokerage fees
** Excludes brokerage fees
Ratios to average net assets:***
Net investment loss before incentive fees****	(10.0)%	(7.3)%	(10.0)%	(9.0)%
Operating expense	13.4%	10.9%	13.4%	12.3%
Incentive fees	—%	—%	—%	—%
Total expenses	13.4%	10.9%	13.4%	12.3%
Total return:
Total return before incentive fee	(12.7)%	1.9%	(13.5)%	(1.0)%
Incentive fees	—%	—%	—%	—%
Total return after incentive fees	(12.7)%	1.9%	(13.5)%	(1.0)%
***	Annualized (other than incentive fee)
****	Interest income less total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income expenses and average net assets.

Shearson Select Advisors Futures Fund L.P.
Notes to Financial Statements
September 30, 2007
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

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the nine and twelve months ended September 30, 2007 and December 31, 2006, based on a monthly calculation, were $35,718 and $128,277, respectively. The fair values of these commodity interests, including options thereon, if applicable, at September 30, 2007 and December 31, 2006, were $(16,184) and $13,628, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on other measures of fair value deemed appropriate by the General Partner.

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
September 30, 2007
(Unaudited)

risk-adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Partnership’s business, these instruments may not be held to maturity.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the third quarter of 2007.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2007, Partnership capital decreased 19.3% from $2,251,029 to $1,816,189. This decrease was attributable to a net loss from operations of $299,258 coupled with the redemption of 57 Redeemable Units resulting in an outflow of $135,582. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

As of September 30, 2007 the Partnership is within the 12-month window of its liquidation date which has caused the Partnership to move from a going concern to liquidation basis of accounting. The liquidation basis of accounting requires the Partnership to record assets and liabilities at values expected to be achieved in liquidation. The change in basis of accounting from a going-concern basis to a liquidation basis did not have a material effect on the Partnership’s carrying value of assets and liabilities nor its results of operations. All carrying values, whether market or fair values, are expected to be achieved by management during liquidation. Also, the liquidation basis of accounting requires the financial statements to include a statement of net assets available to partners or changes in net assets available to partners. The Statement of Partners’ Capital (included herein) presents the same information and thus a statement of net assets available to partners or changes in net assets available to partners has not been presented for the three and nine months ended September 30, 2007, respectively.

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

Foreign currency contracts are those contracts where the Partnership agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the date of entry into the contracts and the forward rates at the reporting date, is included in the statements of financial condition. Realized gains (losses) and changes in unrealized gains (losses) on open positions are recognized in the period in which the contract is closed or the changes occur and are included in the statements of income and expenses.

In July 2006, the Financial Accounting Standards Board (the ‘‘FASB’’) released FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes’’ (FIN 48).  FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority.  Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year.  The Partnership adopted FIN 48 as of January 1, 2007, and the application of this standard did not impact the financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 157, ‘‘Fair Value Measurements.’’ This accounting standard establishes a single authoritative definition of fair value sets out a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and the interim periods within those fiscal years. As of September 30, 2007, the Partnership is still evaluating the impact the adoption of SFAS No. 157 will have on the financial statement amounts; however, additional disclosures will be required about the inputs used to develop the measurements and the effect of certain measurements on changes in Partners’ Capital for the period.

Results of Operations

During the Partnership’s third quarter of 2007, the Net Asset Value per Redeemable Unit decreased 12.7% from $2,622.90 to $2,290.28 as compared to an increase of 1.9% in the third quarter of 2006. The Partnership experienced a net trading loss (comprised of realized gains (losses) on closed positions and change in unrealized gains (losses) on open positions) before brokerage commissions and related fees in the third quarter of 2007 of $219,183. Losses were primarily attributable to the trading of commodity contracts in currencies, non-U.S. interest rates, metals and indices and were partially offset by gains in U.S. interest rates. The Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 2006 of $100,776. Gains were primarily attributable to the trading of commodity contracts in U.S. and non-U.S. interest rates and indices and were partially offset by losses in currencies and metals.

Third quarter results were impacted by widespread economic concerns related to sub-prime mortgage lending issues resonated throughout the capital and commodity markets. The fund registered losses in currencies, fixed-income, metals and stock indices.

In the currencies, losses were primarily incurred in Japanese Yen and Swiss Francs trades. High non-directional volatility was seen especially in Japanese Yen due to the brief unwinding of the currency carry trade. In the fixed income sector, losses were caused by the reversal of well-established trends due to widespread uncertainty as the markets speculated on the future direction of interest rates. In the metals sector, trading in copper and gold contributed to the losses due to widespread selling and the reversal of technical trends. Losses were also encountered in the stock indices as concerns of economic weakness dominated the markets and previously established long-term trends were broken.

During the Partnership’s nine months ended September 30, 2007 the net asset value per Redeemable unit decreased 13.5% from $2,648.27 to $2,290.28 as compared to a decrease of 1.0% for the nine months ended September 30, 2006. The Partnership experienced a net trading loss (comprised of net realized losses on closed positions and change in net unrealized losses on open positions) before brokerage commissions and related fees for the nine months ended September 30, 2007 of $151,917. Losses were primarily attributable to the trading of commodity contracts in currencies, metals and indices and were partially offset by gains in U.S. and non-U.S. interest rates. The Partnership experienced a net trading gain before brokerage commissions and related fees during the nine months ended September 30, 2006 of $159,917. Gains were primarily attributable to the trading of commodity contracts in U.S. and non-U.S. interest rates, metals and indices and were partially offset by losses in currencies.

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

Interest income on 70% of the Partnership’s daily average equity maintained in cash was earned at the monthly average 13-week U.S. Treasury Bill yield. CGM may continue to maintain the Partnership assets in cash and/or place all of the Partnership assets in 90-day Treasury bills and pay the Partnership 70% of the interest earned on the Treasury bills purchased. CGM will retain 30% of any interest earned on Treasury bills. Interest income for the three and nine months ended September 30, 2007 decreased by $8,391 and $20,585, as compared to the corresponding periods in 2006. The decrease in interest income is primarily due to a decrease in average net assets during the three months ended September 30, 2007 as compared to 2006.

Brokerage commissions are calculated on the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and nine months ended September 30, 2007 decreased by $14,640 and $44,156, as compared to the corresponding periods in 2006. The decrease in brokerage commissions and fees is due to a decrease in average adjusted net assets during the three and nine months ended September 30, 2007 as compared to 2006.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and nine months ended September 30, 2007 decreased by $9,113 and $27,323, as compared to the corresponding periods in 2006. The decrease in management fees is due to a decrease in average adjusted net assets during the three and nine months ended September 30, 2007 as compared to 2006.

Incentive fees paid by the Partnership are based on the new trading profits of the Partnership as defined in the Limited Partnership Agreement. There were no incentive fees earned for the three and nine months ended September 30, 2007 and 2006.

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

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2007 and the highest, lowest and average values during the three months ended September 30, 2007. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of September 30, 2007, the Partnership’s total capitalization was $1,816,189. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.

September 30, 2007
(Unaudited)

			Three Months Ended September 30, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– OTC Contracts	$108,540	5.97%	$113,400	$29,754	$86,528
Interest Rates U.S.	31,000	1.71%	48,700	18,300	26,833
Interest Rates Non-U.S.	71,317	3.93%	137,481	22,845	79,164
Metals:
– Exchange Traded Contracts	12,500	0.69%	12,500	2,000	4,167
– OTC Contracts	36,753	2.02%	36,796	7,120	26,144
Indices	40,598	2.24%	118,547	40,488	78,698
Total	$300,708	16.56%
*	Average of month-end Values at Risk.

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2007 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

The Partnership’s internal control over financial reporting is a process under the supervision of the General Partner’s CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. These controls include policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

•	provide reasonable assurance that (i) transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and (ii) the Partnership’s receipts are handled and expenditures are made only pursuant to authorizations of the General Partner; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 ‘‘Legal Proceedings’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as updated by our Quarterly Report on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007.

Enron-Related Civil Actions

On August 27, 2007, the District Court for the Southern District of New York in In Re. Enron Corp. reversed the rulings of the federal bankruptcy court that certain bankruptcy claims held by Citigroup transferees could be equitably subordinated or disallowed solely because of the alleged misconduct of Citigroup, and remanded for further proceedings.

IPO Regulatory Inquiries

On August 14, 2007, plaintiffs filed amended complaints in the six focus cases as well as amended master allegations for all cases in the coordinated proceedings. On September 27, 2007, plaintiffs filed a motion to certify new classes in the six focus cases.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a)Total Number of Shares (or Redeemable Units) Purchased*	(b)Average Price Paid per Share (or Redeemable Unit)**	(c)Total Number of Shares (or Redeemable Units) Purchased as Part of Publicly Announced Plans or Programs	(d)Maximum Number (or Approximate Dollar Value) of Shares (or Redeemable Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2007 – July 31, 2007	0	N/A	N/A	N/A
August 1, 2007 – August 31, 2007	0	N/A	N/A	N/A
September 1, 2007 – September 30, 2007	9	$2,290.28	N/A	N/A
	9	$2,290.28
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

SHEARSON SELECT ADVISORS FUTURES FUND L.P.

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ Jerry Pascucci
Jerry Pascucci, President and Director
Date:	November 14, 2007
By:	/s/ Jennifer Magro
Jennifer Magro Chief Financial Officer and Director
Date:	November 14, 2007