Form 10-K
period 2007-12-31
SHEARSON LEHMAN SELECT ADVISORS FUTURES FUND L P
filed 2008-03-31
CIK 811078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant To Section 13 or 15(d)
Of The Securities Exchange Act Of 1934

For the fiscal year ended December 31, 2007

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

Yes              No X

Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes              No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [X].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of ‘‘large accelerated filer’’, ‘‘accelerated filer’’ and ‘‘smaller reporting company’’ in Rule 12b-2 of the Exchange Act.

Large accelerated filer             Accelerated filer            Non-accelerated filer             Smaller reporting company

Indicated by check mark wheather the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes              No X

Limited Partnership Redeemable Units with an aggregate value of $2,014,389 were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 29, 2008, 0 Limited Partnership Redeemable Units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

PART 1

Item 1.    Business.

(a) General Development of Business. Shearson Select Advisors Futures Fund L.P. (the ‘‘Partnership’’) is a limited partnership organized on February 10, 1987 under the partnership laws of the State of Delaware. The Partnership engages, directly or indirectly in speculative trading of commodity interests, including forward contracts on foreign currencies, commodity options and commodity futures contracts including futures contracts on United States Treasuries and certain other financial instruments and foreign currencies. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership was authorized to sell 50,000 redeemable units of Limited Partnership Interest (‘‘Redeemable Units’’). The Partnership commenced trading on July 1, 1987. Redemptions for the years ended December 31, 2007, 2006 and 2005 are reported in the Statements of Changes in Partners’ Capital on page F-8 under ‘‘Item 8. Financial Statements and Supplementary Data.’’

The Partnership, pursuant to the General Partner’s decision, terminated on December 31, 2007. As a result, the Partnership changed the basis of accounting with effect from January 1, 2007, from the going concern basis to a liquidation basis. Liquidation basis accounting requires the Partnership to record assets and liabilities at values to be received in liquidation.

The Partnership will be liquidated upon the first to occur of the following: December 31, 2007; a decline in net asset value per Redeemable Unit on any business day after trading to less than $350 per unit; a decline in net assets after trading commences to less than $1,000,000; or under certain other circumstances as defined in the limited partnership agreement (the ‘‘Limited Partnership Agreement’’). The Partnership’s terminated operations on December 31, 2007.

Citigroup Managed Futures LLC, a Delaware Limited Liability Company acts as the general partner (the ‘‘General Partner’’) and commodity pool operator of the Partnership. The Partnership’s commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. (‘‘Citigroup’’).

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

The Management Agreement requires the Partnership to pay the Advisor a monthly management fee of 1/3 of 1% (4% per year) of month-end Net Assets managed by the Advisor. Month-end Net Assets for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of redemptions and incentive fees. In addition, the Partnership is obligated to pay an incentive fee equal to 10% of the New Trading Profits (as defined in the Management Agreement) earned on the Net Assets managed by the Advisor during each quarter. The Management Agreement was in effect until December 31, 2007, the date the Partnership terminated operations.

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

In addition, CGM pays the Partnership interest on 70% of the average daily equity maintained in cash in its accounts during each month at the rate of the average non-competitive yield of the 13-week U.S. Treasury Bills as determined at the weekly auctions thereof during the month. The Customer Agreement gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement was terminated on December 31, 2007, the date the Partnership terminated operations.

(b) Financial Information about Industry Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests, including forward contracts on foreign currencies, commodity options and commodity futures contracts (including futures contracts on U.S. Treasuries and other financial instruments, foreign currencies and stock indices). The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 are set forth under ‘‘Item 6. Selected Financial Data.’’ The Partnership’s capital as of December 31, 2007 was $1,544,257.

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

(h) Smaller Reporting Companies. Not applicable

Item 1A.    Risk Factors.

As a result of leverage, small changes in the price of the Partnership’s positions may result in major losses.

The trading of commodity interests is speculative, volatile and involves a high degree of leverage. A small change in the market price of a commodity interest contract can produce major losses for the Partnership.

An investor may lose all of their investment.

Due to the speculative nature of trading commodity interests, an investor could lose all of their investment in the Partnership.

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

Enron

In April 2002, Citigroup and CGM were named as defendants along with, among others, commercial and/or investment banks, certain current and former Enron officers and directors, lawyers and accountants in a putative consolidated class action complaint that was filed in the United States District Court for the Southern District of Texas seeking unspecified damages. The action, brought on behalf of individuals who purchased Enron securities (Newby, et al. v. Enron Corp., et al. (‘‘Newby’’)), alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. Citigroup’s motion to dismiss the complaint was denied in December 2002, and Citigroup filed an answer in January 2003. In May 2003, plaintiffs filed an amended consolidated class action complaint, and Citigroup filed a motion to dismiss in June 2003, which was denied in April 2004.

On June 10, 2005, CGM (along with Citigroup and certain of its subsidiaries) agreed to a settlement in Newby. Under the terms of the settlement, Citigroup will make a pretax payment of $2.01 billion to the settlement class (consisting of all purchasers of all publicly traded equity and debt securities issued by Enron and certain Enron-related entities between September 9, 1997 and December 2, 2001. The Regents of the University of California (the Newby lead plaintiff) approved the settlement on July 20. The Court gave final approval to the settlement on May 24, 2006. The amount to be paid in settlement of this action is covered by existing Citigroup litigation reserves.

In September 2003, CGM (and Citigroup and various Citigroup-affiliates) were named as defendants in an adversary proceeding, Enron v. Citigroup, et al. (In re Enron Corp., et al.), filed by Enron in its chapter 11 bankruptcy proceedings against entities that purchased Enron bankruptcy claims from Citigroup, seeking to disallow or to subordinate those claims. The case is scheduled for trial beginning April 28, 2008. Additionally, in November 2003, Enron filed an additional adversary action against CGM (and Citibank, N.A.) seeking to recover fees paid to CGM in connection with the proposed Enron-Dynegy merger. Discovery is proceeding in that action.

Additional Actions

Several additional actions, previously identified, had been consolidated or coordinated with the Newby action and stayed (except with respect to certain discovery) until the Court’s decision on class certification on July 5, 2006.

Certain entities that had previously filed separate lawsuits against CGM (along with other Citigroup entities) did not opt out of the Newby settlement. As a result, the following coordinated/consolidated cases that relate to the purchase of Enron-related securities have been dismissed: California Public Employees’ Retirement System v. Bank of America Securities LLC, et al., Variable Annuity Life Ins. Co. v. Credit Suisse First Boston Corp., et al., and Conseco Annuity Assurance Co. v. Citigroup, Inc.

On February 18, 2005, Judge Harmon granted the motion to dismiss of various financial institution defendants (including CGM) in Washington State Investment Board v. Lay, et al. The action had been brought on behalf of purchasers of Enron’s publicly traded debt and equity securities between September 9, 1997 and October 18, 1998.

On April 19, 2005, CGM (along with Citigroup and certain of its subsidiaries) and various financial institution defendants reached an agreement to settle four state court actions brought by various investment funds that had purchased Enron and/or Enron-linked securities. The four cases are OCM Opportunities Fund III, L.P., et al. v. Citigroup Inc., et al.; Pacific Investment Management Co. LLC, et al. v. Citigroup Inc., et al.; AUSA Life Insurance v. Citigroup Inc., et al.; and Principal Global Investors v. Citigroup Inc., et al. The amounts paid in settlement of these actions were covered by existing Citigroup litigation reserves.

On June 3, 2005, CGM (along with Citigroup) and various financial institution defendants reached an agreement in principle to settle a state court action (subsequently consolidated with Newby), Retirement Systems of Alabama v. Merrill Lynch, et al., brought by an Alabama public corporation comprising various state employee pension funds that had purchased Enron securities from (among others) CGM. The District Court approved the settlement on July 5, 2005. The amount paid in settlement of this action was covered by existing Citigroup litigation reserves.

On December 7, 2005, Judge Harmon dismissed City of Montgomery, Alabama Employees’ Retirement System v. Lay, et al. in light of a settlement between plaintiff and CGM (along with Citigroup and certain Credit Suisse First Boston-entities). The action was originally filed in Alabama state court and subsequently coordinated with Newby. The case arose out of plaintiff’s purchase of certain Enron-linked securities allegedly in reliance on CGM and other analyst reports concerning Enron. The amount paid in settlement of this action was covered by existing Citigroup litigation reserves.

On November 4, 2005, Sierra Pacific Resources and Nevada Power v. Citigroup, et al., a federal court case (subsequently coordinated with Newby) naming as defendants CGM (along with Citigroup and Citibank, N.A., and various financial institution defendants) was voluntarily dismissed with prejudice by the plaintiffs. The case had been brought by purchasers of electricity from Enron.

On December 14, 2005, Aksamit, et al. v. UBS PaineWebber, et al., a state court action (subsequently coordinated with Newby) naming CGM and various other financial institutions as defendants, was voluntarily dismissed with prejudice by the plaintiff. The case had been brought on behalf of CGM clients who had purchased Enron securities at various times up until the filing of Enron’s bankruptcy, in reliance on CGM and other analyst reports concerning Enron.

On September 29, 2006, CGM (along with Citigroup and a third-party defendant) filed a partial motion to dismiss in Vanguard Balanced Index Fund, et al. v. Citigroup, et al.. The action was filed in Pennsylvania state court in 2003 by certain investment funds, and asserts claims under state securities and common law, arising out of plaintiffs’ purchase of certain Enron-related securities. Vanguard filed opposition papers on November 14, 2006, and the defendants filed their reply on December 1, 2006. The case had been coordinated with Newby until Judge Harmon’s decision on class certification.

On January 2, 2007, Judge Harmon entered final judgment terminating Ravenswood I, L.L.C., et al. v. Citigroup, Inc., et al. in light of a settlement between plaintiffs and Citigroup (including CGM). The action, asserting state statutory and common law claims, had been filed in federal court in Texas on behalf of successors in interest to certain Enron securities owned by Prudential, and subsequently coordinated with Newby. The amount paid in settlement of this action was covered by existing Citigroup litigation reserves.

On January 18, 2007, Judge Harmon dismissed American National Insurance Co., et al. v. Citigroup Inc., et al. in light of a settlement between plaintiffs and Citigroup (including CGM). The action, asserting state securities and common law claims, had been filed in Texas state court and subsequently coordinated with Newby. The amount paid in settlement of this action was covered by existing Citigroup litigation reserves.

On January 23, 2007, Judge Harmon granted plaintiffs’ motion for leave to amend the complaint in Silvercreek Management Inc. v. Salomon Smith Barney, Inc., a federal securities law and fraud action against CGM (and other defendants) on behalf of several funds that allegedly sustained losses arising out of their investments in Enron securities. The case had been coordinated with Newby until Judge Harmon’s decision on class certification, and is currently stayed (along with other actions that implicate the scope of liability of secondary actors under Section 10(b)of the 1934 Act) in light of the Fifth Circuit’s reversal of Judge Harmon’s class certification decision.

On January 25, 2007, Judge Harmon entered final judgment terminating Public Employees Retirement Systems of Ohio v. Fastow, et al. in light of a settlement between plaintiffs and certain financial institution defendants (including CGM). The action, asserting state securities and common law fraud claims, had been filed in Ohio state court on behalf of four Ohio pension funds that purchased Enron securities, and was subsequently coordinated with Newby. The amount paid in settlement of this action was covered by existing Citigroup litigation reserves.

On August 15, 2007, CGM (along with other Citigroup entities and various other financial institutions) filed motions to dismiss Connecticut Resources Recovery Authority v. Lay, et al., an action sounding in fraud and breach of fiduciary duty, and arising out of an Enron transaction with a Connecticut state agency. The case had been coordinated with Newby until Judge Harmon’s decision on class certification. Plaintiff filed its opposition on November 9, 2007; Citigroup partially joined a reply submitted by other financial institutions on January 30, 2008, and Citigroup’s individual reply was due on February 29, 2008.

On December 27, 2007, plaintiff moved for leave to amend its complaint in Public Utility District No. 1 of Snohomish County, Washington v. Citigroup, et al. The case, originally filed in Washington federal court in 2004, arises out of alleged losses caused by Enron’s electricity overcharges to a public utility. It alleges three causes of action sounding in tort against CGM (along with various Citigroup entities and other financial institutions). The action had been coordinated with Newby until Judge Harmon’s decision on class certification. CGM and other defendants filed an opposition on January 28, 2008.

On January 28, 2008, the Fifth Circuit heard oral argument on plaintiffs’ appeal against Judge Harmon’s dismissal of various third-party petitions filed by certain Enron outside directors and Arthur Andersen against CGM (and various other financial institution defendants). The petitions, collectively referred to as the Fleming Cases, assert fraud and negligence claims; they were filed in Texas state court and subsequently coordinated with Newby.

CGM (along with Citigroup, Citibank N.A., and various J.P. Morgan Chase-entities) has been named in multiple actions brought by certain bank participants in, as well as ‘‘vulture funds’’ who purchased certain banks’ interests in, two revolving Enron credit facilities and a syndicated letter of credit facility. The cases, Avenue Capital Management II, L.P., et al. v. J.P. Morgan Chase & Co., et al., and DK Acquisition, et al. v. J.P. Morgan Chase, et al., had been coordinated with Newby until Judge Harmon’s decision on class certification. The actions were conditionally transferred to the Southern District of New York on December 10, 2007, and were assigned to Judge Rakoff on February 4, 2008. Defendants filed partial summary judgment motions in all three cases on December 6, 2007. A fourth action, Bayerische Landesbank, et al. v. J.P. Morgan Chase Bank, et al., brought by certain bank participants in the Enron facilities and subsequently coordinated with Newby, was settled on July 31, 2007, and the district court approved the settlement on August 22, 2007. The amount paid in settlement was covered by existing Citigroup litigation reserves.

On March 26, 2008, Citigroup Inc. issued a press release announcing that it has reached settlement agreements resolving the two largest remaining claims against Citigroup arising out of the collapse of Enron in 2001. Both settlements are fully covered by Citigroup’s existing litigation reserves.

Under the terms of one of the settlement agreements, Citigroup will pay $1.66 billion to Enron and withdraw certain claims in the Enron bankruptcy proceeding. Enron will release all of its claims against Citigroup and certain other parties. Enron will also allow specified Citigroup-related claims in the bankruptcy proceeding, including all of the bankruptcy claims of parties holding approximately $2.4 billion of Enron credit-linked notes (‘‘CLNs’’). Citigroup reached a separate settlement agreement resolving all disputes with the holders of the CLNs, including a suit against Citigroup pending in the Federal District Court in Houston.

The settlements provide that Citigroup denies any wrongdoing and has agreed to the settlements solely to eliminate the uncertainties, burden and expense of further protracted litigation. The Enron settlement agreements must be approved by the bankruptcy court.

RESEARCH

On December 23, 2003, Citigroup and CGM moved to dismiss several consolidated putative class actions alleging violations of Sections 10 and 20 of the Securities Act of 1934, as amended, for purportedly issuing research reports without a reasonable basis in fact and allegedly failing to disclose conflicts of interest with companies in connection with CGM’s published investment research regarding AT&T Corp., Winstar Communications, Inc., Rhythms NetConnections, Inc., Level 3 Communications, Inc., XO Communications, Inc. and Williams Communications Group, Inc. On December 30, 2003, Citigroup and CGM filed a motion to dismiss similar claims in connection with CGM’s published investment research regarding Metromedia Fiber Network, Inc. (‘‘MFN’’).

On January 30, 2004, plaintiffs in the Rhythm NetConnections, Inc. action voluntarily dismissed their complaint with prejudice. In December 2004, Judge Lynch granted in part and denied in part Citigroup’s motions to dismiss the Level 3, XO and Williams Actions. Specifically, he dismissed claims arising out of research published before April 18, 2001, all claims related to Level 3 and XO bondholders, and all claims in the Williams Action on behalf of Guided Portfolio Management accountholders. He denied in part Citigroup’s motion to dismiss the AT&T litigation, although he dismissed claims related to AT&T Wireless, AT&T’s wireless affiliate, in their entirety.

Winstar: On January 5, 2005, the Court dismissed the Winstar action in its entirety with prejudice. Plaintiffs have moved for reconsideration, which motion has been denied. The dismissal with prejudice of the Winstar class action is now final.

Metromedia Fiber Networks: On January 6, 2005, the Court granted in part and denied in part the Citigroup-Related Defendants’ motion to dismiss the claims against it in the MFN action. On June 20, 2006, the Court granted plaintiffs’ motion for class certification. On October 6, 2006, the United States Court of Appeals for the Second Circuit accepted an appeal of the class certification order, which appeal was argued on January 30, 2008, and remains pending. Fact discovery has concluded, and expert discovery has been stayed, by agreement of the parties, pending resolution of the appeal.

AT&T, Level 3 Communications, XO Communications and Williams Communications Group: On January 25, 2005, the Citigroup-Related Defendants renewed their motions to dismiss the remaining portions of the AT&T, XO, Level 3 and Williams cases in light of recent Second Circuit authority on loss causation. On February 24, 2005, the judge stayed all discovery in those cases during the pendency of the motion. On May 24, 2005, Citigroup and CGM reached agreements settling all claims in the Level 3 and XO actions for $10.25 million and $9.125 million respectively; on June 8, 2005, the parties reached an agreement to settle all claims in Williams action for $12.5 million. Finally, on September 27, 2005, the Citigroup-Related Defendants agreed to settle all claims in the AT&T action for $74.75 million. The AT&T settlement was finally approved on August 17, 2006. The XO, Level 3 and Williams settlements were finally approved on September 29, 2006. All of the settlements are final and no longer subject to appeal. The amounts paid in settlement of these actions were covered by existing Citigroup litigation reserves.

Focal Communications Corp.: On July 28, 2004, a putative class action by purchasers of Focal Communications Corporation common stock was filed in the United States District Court for the Southern District of New York, asserting claims under Section 10 and Section 20 of the Securities Exchange Act of 1934 against Citigroup, CGM and Jack Grubman. On March 15, 2005, the plaintiffs in the Focal action filed a consolidated amended class action complaint; we have moved to dismiss the complaint, and that motion to dismiss was fully briefed on August 10, 2005. The parties have reached an agreement to settle all claims in the Focal class action for $14 million. The settlement was finally approved on March 23, 2007, and is no longer subject to appeal. The amounts paid in settlement of this action were covered by existing Citigroup litigation reserves.

Customer Class Actions: In addition, four putative class actions were filed against Citigroup and certain of its affiliates, including CGM, and certain of their current and former directors, officers and employees, along with other parties, on behalf of persons who maintained accounts with CGM. These actions assert, among other things, common law claims, claims under state statutes, and claims under the Investment Advisers Act of 1940, for allegedly failing to provide objective and unbiased investment research and investment management, seeking, among other things, return of fees and commissions. These four cases were Norman v. Salomon Smith Barney, Inc., Rowinski v. Salomon Smith Barney, Inc., Politzer v. Salomon Smith Barney, Inc. and Disher, et al. v. Citigroup Global Markets, Inc. In Norman, the judge denied our motion to dismiss, class certification was briefed by the parties, and the action was subsequently settled for $50 million, an amount covered by existing litigation reserves. The settlement was finally approved on May 18, 2006, and is no longer subject to appellate review. In Rowinski, the judge granted our motion to dismiss. The plaintiff appealed to the Court of Appeals for the Third Circuit, which affirmed the decision. The Politzer case was dismissed by the judge — a decision that was affirmed by the Ninth Circuit Court of Appeals, and that the United States Supreme Court declined to review.

In Disher, the Seventh Circuit Court of Appeals reversed the district court’s decision to remand the case to state court, and directed the district court to dismiss the case as preempted. The United States Supreme Court vacated the Seventh Circuit’s decision, and remanded the case to the Seventh Circuit in light of the Supreme Court’s decision in Kircher v. Putnam Funds Trust. On January 22, 2007, the Seventh Circuit dismissed Citigroup’s appeal. On February 1, 2007, plaintiffs secured an order reopening this case in Illinois state court, and on February 16, Citigroup removed the reopened action to federal court. On May 3, 2007, the District Court remanded the action to Illinois state court, and on June 13, 2007, Citigroup moved in state court to dismiss the action. That motion remains pending.

WORLDCOM

On May 10, 2004, the Company, through its parent, Citigroup, announced that it had agreed to settle all claims against it in In Re WorldCom, Inc. Securities Litigation, a class action brought on behalf of certain investors in WorldCom Securities. Under the terms of the settlement, Citigroup will make a payment of $2.575 billion to the settlement class. Citigroup reached this settlement agreement without admitting any wrongdoing or liability, and the agreement reflects that Citigroup denies that it or its subsidiaries committed any act or omission giving rise to any liability and/or violation of the law. On November 7, 2004, the United States District Court for the Southern District of New York approved the class settlement. The settlement became final in March 2006 and settlement funds have been released to the plaintiffs.

Pursuant to an order dated May 28, 2003, more than 110 individual actions asserting claims against Citigroup and/or CGM based on its research and/or underwriting of WorldCom securities have been consolidated with In re WorldCom, Inc. Securities Litigation. The United States Court of Appeals for the Second Circuit has affirmed the orders of the United States District Court for the Southern District of New York denying plaintiffs’ motions to remand to state court a large group of these WorldCom-related actions. On September 13, 2004, plaintiffs filed a petition for a writ of certiorari to the United States Supreme Court seeking review of the Second Circuit’s ruling, which was denied.

Numerous other actions asserting claims against CGM in connection with its research reports about WorldCom and/or its role as an investment banker for WorldCom are pending in other federal and state courts. These actions have been remanded to various state courts, are pending in other federal courts, or have been conditionally transferred to the United States District Court for the Southern District of New York to be consolidated with the class action. As of December 31, 2007, one WorldCom individual action remains pending, in Texas state court. The balance of the individual actions have been settled or dismissed by court order. The settlements of those actions, some of which are discussed below, are covered by existing litigation reserves. Plaintiffs have appealed the dismissal of one of those actions, which appeal has been fully briefed in the United States Court of Appeals for the Second Circuit.

On September 17, 2004, Weinstein, et al. v. Ebbers, et al., a putative class action against CGM and others brought on behalf of holders of WorldCom securities asserting claims based on, among other things, CGM’s research reports concerning WorldCom, was dismissed with prejudice in its entirety by the United States District Court for the Southern District of New York. The plaintiffs noticed an appeal of the dismissal to the United States Court of Appeals for the Second Circuit on October 15, 2004. The parties have reached an agreement in principle on the terms of a settlement of this action, and the appeal has been dismissed.

On September 30, 2004, Citigroup and CGM, along with a number of other defendants, settled Retirement Systems of Alabama, et al. v. J.P. Morgan Chase, et al., a WorldCom individual action that had been remanded to the Circuit Court of Montgomery County, Alabama. On June 22, 2005, Citigroup and CGM, along with other financial institution defendants, entered into a settlement agreement in Public Employees’ Retirement System of Ohio v. Ebbers, et al. Citigroup’s share of the settlement was $40 million. On August 5, 2005, Citigroup and CGM, along with other financial institution defendants, entered into a settlement agreement in one of these actions, New York City Employees’ Retirement System v. Ebbers, et al., Citigroup’s share of the settlement was $35.557 million. The amounts paid in settlement of these actions were covered by existing Citigroup litigation reserves.

On October 27, 2005, Citigroup and CGM, along with all other defendants, including financial institution defendants, entered into a settlement agreement resolving all claims against the Citigroup-related defendants in 32 individual actions filed on behalf of 70 institutional plaintiffs that have opted out of the WorldCom class action settlement, all of which were brought by Lerach, Coughlin, Stoia, Geller, Rudman & Robbins LLP. Plaintiffs in these actions asserted claims under federal and state law in connection with the Citigroup-related defendants’ research coverage and underwriting of WorldCom securities. Citigroup’s share of the settlement was $249.9 million. The amount paid in settlement of these actions was covered by existing Citigroup litigation reserves.

A FINRA (formerly NASD) arbitration hearing was held in Sturm, et al. v. Citigroup, et al., from September 12 through October 3, 2005. Claimants alleged research analyst conflicts of interest related to SSB research coverage of WorldCom, and brought common law claims, including fraud claims, against Citigroup and CGM. Claimants sought $901 million in compensatory damages, in addition to punitive damages. On November 28, 2005, the arbitration panel denied all of claimants’ claims in their entirety, with prejudice. On February 21, 2006, Claimants filed a motion to vacate the arbitration result. On April 14, 2006, the same Claimants filed another FINRA arbitration proceeding arising out of their investments in Level 3 Communications, Inc. On September 20, 2006, the Citigroup-related Respondents executed an agreement with the Sturms to settle all outstanding matters.

In addition to the court suits, actions asserting claims against CGM relating to its WorldCom research reports are pending in numerous arbitrations around the country. These actions assert claims that are substantially similar to the claims asserted in the class action.

On June 28, 2004, the United States District Court for the Southern District of New York dismissed all claims under the Securities Act of 1933 and certain claims under the Securities Exchange Act of 1934 in In Re TARGETS Securities Litigation, a putative class action against Citigroup and CGM and certain former employees, leaving only claims under the 1934 Act for purchases of Targeted Growth Enhanced Terms Securities (‘‘TARGETS’’) with respect to the common stock of MCI WorldCom, Inc. after July 30, 1999. On October 20, 2004, the parties signed a Memorandum of Understanding setting forth the terms of a settlement of all remaining claims in this action. The settlement was preliminarily approved by the Court on January 11, 2005, and finally approved on April 22, 2005. The amount paid in settlement of this action was covered by existing Citigroup litigation reserves.

Global Crossing

On or about January 28, 2003, lead plaintiff in a consolidated putative class action in the United States District Court for the Southern District of New York (In re Global Crossing Ltd. Securities Litigation) filed a consolidated complaint on behalf of purchasers of the securities of Global Crossing and Asia Global Crossing, which names as defendants, among others, Citigroup, CGM, CGMHI and certain executive officers and current and former employees. The putative class action complaint asserts claims against these Citigroup defendants under (i) Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, and Section 14(a) of the Securities Exchange Act of 1934, as amended and Rule 14A-9A promulgated thereunder, in connection with certain offerings in which CGM served as underwriter and in connection with certain transactions in which CGM issued fairness opinions, and (ii) Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated hereunder, alleging that they disseminated misleading research reports concerning Global Crossing and Asia Global Crossing. The Citigroup-related defendants have moved to dismiss these claims. Judge Lynch largely denied the motion to dismiss the Section 11 claims against the underwriters.

In March 2005, while the motion to dismiss was pending, the plaintiffs and the Citigroup-related defendants reached a settlement of all claims against the Citigroup-related defendants, including both research and underwriting claims, and including claims concerning losses in both Global Crossing and Asia Global Crossing, for a total of $75 million. The Court granted preliminary approval of the settlement on March 8, 2005, and on July 8, 2005, granted final approval and rejected all objections to the settlement.

Citigroup has also been named as a defendant in two proceedings brought by the Global Crossing Estate Representative on or about January 27, 2004 in the United States Bankruptcy Court for the Southern District of New York. First the Estate Representative filed an adversary proceeding asserting claims against, among others, Citigroup, CGM and certain executive officers and current and former employees, asserting claims under federal bankruptcy law and common law in connection with CGM’s research reports about Global Crossing and for its role as an underwriter in Global Crossing offerings. The Citigroup-Related Defendants moved to dismiss the former action on June 26, 2004, and settled it on September 12, 2005 for $27.5 million. The amount paid in settlement of this action was covered by existing Citigroup litigation reserves. The Estate Representative also filed an adversary proceeding against Citigroup and several other financial institutions seeking to rescind the payment of a $1 billion loan made to a subsidiary of Global Crossing. The Citigroup-related defendants moved to dismiss the latter on May 28, 2004, which motion is still pending.

Adelphia Communications Corporation

On July 6, 2003, the Official Committee of Unsecured Creditors on behalf of Adelphia Communications Corporation filed an adversary proceeding against certain lenders and investment banks, including CGM, Citibank, N.A., Citicorp USA, Inc. and Citigroup Financial Products, Inc. (together, the Citigroup Parties). The complaint alleges that the Citigroup Parties and numerous other defendants committed acts in violation of the Bank Holding Company Act and the common law. The complaints seek equitable relief and an unspecified amount of compensatory and punitive damages. In November 2003, a similar adversary proceeding was filed by the Equity Holders Committee of Adelphia. In June 2004, motions to dismiss were filed with respect to the complaints of the two committees. Those motions were decided by the bankruptcy court, and were granted in part and denied in part. The bankruptcy court’s ruling was, in part, reviewed by the district court. The Adelphia Recovery Trust, which has replaced the committees as the plaintiff in the action, has filed an amended complaint on behalf of the Adelphia Estate, consolidating the two prior complaints; motions to dismiss the amended complaint and answers have been filed.

In addition, CGM was among the underwriters named in civil actions brought by investors in Adelphia debt securities in connection with Adelphia securities offerings between September 1997 and October 2001. Following settlements of the class action (which is pending appeal) and other individual actions, two cases remain outstanding. The Second Circuit is considering whether the plaintiff in one has proper standing to sue. In September 2007, motions to dismiss in the other case were granted in part and denied in part.

IPO Allocation Cases

On November 3, 2003, the United States District Court for the Southern District of New York granted CGM’s motion to dismiss the consolidated amended complaint asserting violations of certain federal and state antitrust laws in connection with the allocation of shares in initial public offerings when acting as underwriters. Plaintiffs appealed that decision to the Court of Appeals for the Second Circuit. On September 28, 2005, the Court of Appeals vacated the district court’s order dismissing these actions and remanded for further proceedings. On December 7, 2006, the United States Supreme Court granted ceriorari review of the Second Circuit’s opinion. On June 18, 2007, the United States Supreme Court ruled that the securities law precludes application of the antitrust laws to the claims asserted by plaintiffs, effectively terminating the litigation.

In the securities cases, which are pending before Judge Scheindlin of the Southern District, plaintiffs seek damages against numerous underwriters for alleged violations of the Securities and Exchange Acts of 1933 and 1934 in connection with more than 300 initial public offerings. Plaintiffs allege that the underwriters had a practice to allocate shares in IPOs only to those persons or entities that agreed to purchase shares in the aftermarket at increasing prices, which, they claim, led to inflated secondary market pricing. They further make allegations about analyst conflicts of interest and allege that, because of the aforementioned practice, the underwriters received compensation that was not disclosed in the relevant offering memoranda. Judge Scheindlin recently certified a class and discovery on the merits is ongoing. On June 30, 2005, the United States Court of Appeals for the Second Circuit entered an order agreeing to review the district court’s order granting plaintiffs’ motion for class certification. On December 5, 2006, the Second Circuit reversed Judge Scheindlin’s class certification order. The plaintiffs filed a petition for rehearing in January 2007. On April 6, 2007, the Second Circuit panel that reversed the district court’s class certification decision denied plaintiff’s petition for rehearing, and on May 18, 2007, the Second Circuit denied plaintiffs’ petition for rehearing en banc. On August 14, 2007, plaintiffs filed amended complaints in the six focus cases as well as amended master allegations for all cases in the coordinated proceedings. On September 27, 2007, plaintiffs filed a motion to certify new classes in the six focus cases. Defendants moved to dismiss the amended pleadings in November 2007 and filed an opposition to the new motion for class certification in December 2007.

Mutual Funds

CGM has been named in several class actions and derivative litigations pending in various Federal District Courts arising out of alleged violations of the federal securities laws, including the Investment Company Act, and common law (including breach of fiduciary duty and unjust enrichment). The claims concern practices in connection with the sale of mutual funds, including allegations involving market timing, revenue sharing, incentive payments for the sale of proprietary funds, undisclosed breakpoint discounts for the sale of certain classes of funds, inappropriate share class recommendations and inappropriate fund investments. The litigations involving market timing have been consolidated under the Multi District rules in the United States District Court for the District of Maryland (the ‘‘MDL action’’), and the litigations involving revenue sharing, incentive payment and other issues are pending in the United States District Court for the Southern District of New York. The plaintiffs in these litigations generally seek unspecified compensatory damages, recessionary damages, injunctive relief, costs and fees. In the principal cases concerning revenue sharing, incentive payment and other issues, the lead plaintiff filed a consolidated and amended complaint on December 15, 2004. Citi moved to dismiss the claims and the motion was granted. An appeal is pending and will be fully briefed by April 15, 2008. Several derivative actions and class actions were also dismissed against Citigroup defendants in the MDL action (and we expect that additional actions will be dismissed on similar grounds).

In May 2007, CGM finalized its settlement agreement with the NYSE and the New Jersey Bureau of Securities on the matter related to its market-timing practices prior to September 2003.

Subprime-Mortgage-Related Litigation

Citigroup, along with numerous others, has also been named as a defendant in several lawsuits by shareholders of entities that originated subprime mortgages, and for which CGM underwrote securities offerings. These actions assert that CGM violated Sections 11, 12, and 15 of the Securities Act of 1933, as amended, arising out of allegedly false and misleading statements contained in the registration statements and prospectuses issued in connection with those offerings. Specifically, CGM has been named as a defendant in (i) two putative class action lawsuits brought by shareholders of American Home Mortgage Investment Corp., pending in the United States District Court for the Eastern District of New York; and (ii) three putative class action lawsuits brought by shareholders of Countrywide Financial Corp. and its affiliates, pending in the United States District Court for the Central District of California. Citigroup has not yet responded to the complaints in these actions. A motion to remand to California state court has been filed in one of the Countrywide-related actions.

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

(b) Holders. The number of holders of Redeemable Units as of December 31, 2007 was 193.

(c) Dividends. The Partnership did not declare a distribution in 2007 or 2006.

(d) Use of Proceeds. There were no additional sales of Redeemable Units in the years ended December 31, 2007, 2006 and 2005.

(e) Securities Authorized for Issuance Under Equity Compensation Plans. None.

Item 6.    Selected Financial Data.

Net realized and unrealized trading gains (losses), interest income, net income (loss) and increase (decrease) in Net Asset Value per Redeemable Unit for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 and total assets at December 31, 2007, 2006, 2005, 2004 and 2003 were as follows:

	2007	2006	2005	2004	2003
Net realized and unrealized trading gains (losses) net of brokerage fees (including clearing fees) of $119,655, $176,707, $207,962, $243,995, and $283,408, respectively	$(361,540)	$(319,447)	$(878,772)	$190,473	$919,661

Interest income	61,883	94,063	72,316	35,338	31,236
	$(299,657)	$(225,384)	$(806,456)	$225,811	$950,897
Net income (loss)	$(438,709)	$(361,500)	$(1,024,986)	$30,568	$693,305

Increase (decrease) in Net Asset Value per Redeemable Unit	$(544.38)	$(396.78)	$(957.16)	$67.68	$579.64

Total assets	$1,581,240	$2,496,815	$3,195,444	$4,502,656	$4,574,180

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

No forecast can be made as to the level of redemptions in any given period. A limited partner may redeem some or all of their Redeemable Units at the Net Asset Value thereof as of the last day of any calendar quarter on 15 days notice to the General Partner. For the year ended December 31, 2007, 116 Redeemable Units of Limited Partnership Interest were redeemed for a total of $268,063. For the year ended December 31, 2006, 127 Redeemable Units of Limited Partnership Interest were redeemed for a total of $362,485. For the year ended December 31, 2005, 92 Redeemable Units of Limited Partnership Interest were redeemed for a total of $278,361.

(c)    Results of Operations.

For the year ended December 31, 2007, the Net Asset Value per Redeemable Unit decreased 20.6% from $2,648.27 to $2,103.89. For the year ended December 31, 2006, the Net Asset Value per Redeemable Unit decreased 13.0% from $3,045.05 to $2,648.27. For the year ended December 31, 2005, the Net Asset Value per Redeemable Unit decreased 23.9% from $4,002.21 to $3,045.05.

The Partnership experienced a net trading loss before brokerage fees and related fees in 2007 of $241,885 Losses were primarily attributable to the trading of currencies, metals and indices and were primarily offset by gains in U.S. and non-U.S. interest rates.

During 2007, the Partnership profited from macro-economic developments that stimulated volatility and asset price trends of a favorable duration to the underlying advisor’s trading strategies. Negative developments in the U.S. mortgage markets and the increasing probability of recession resonated throughout the capital and commodity markets. A surge in volatility in the global equity markets in February was driven by a tumble in Chinese stock valuations that curbed sentiment for global risk assets and sparked a material sell-off in global stock prices. The year would go on to be highlighted by two additional measurable equity market corrections in the summer and fall. By mid-summer, dislocations in U.S. asset-backed and mortgage-backed credit markets emerged as the central focal point of global capital markets. The ensuing re-pricing of credit risk resulted in a flight-to-quality driven rally in prices of sovereign debt, especially in the U.S. Treasury markets as the Federal Open Market Committee acted rapidly to stem the negative implications for growth. As a result of the series of rate cuts and negative economic data, the U.S. dollar became less attractive and weakened materially against most major currencies during the latter part of the year. Commodity markets continued to signal inflation, further clouding the economic landscape, as global demand for most food and raw materials continued to be robust. Prices moved rather erratically at times. The Partnership was profitable in U.S. and non-U.S. interest rates and recorded losses in currencies, metals and stock indices.

Trading in U.S. and non-U.S. interest rates was profitable as the yields declined in the later part of the year. The sub prime issue demonstrated that redistribution of risk through securitization of mortgages might not entirely shield investors from pricing risk inherent to the valuation of these securities. By shifting away from riskier assets and by buying U.S. Treasury notes as collateral for the riskier assets, the markets effectively lowered the yields on the treasury notes while establishing a strong trend.

Trading in currencies was extremely challenging as the major currencies demonstrated high non-directional volatility. Several factors including the unwinding of the Japanese Yen carry trade and the changing views on global growth and inflation contributed to interruptions in several established long-term trends. Trading in metals also contributed to losses. While precious metals like gold reached record prices, industrial metals like copper, zinc and aluminum experienced several price corrections, synchronous with the conflicting views on global growth and inflation. Equity indices also contributed to losses as global equity markets experienced major corrections with high volatility levels previously seen during the technology bubble earlier in the decade. The corrections were precipitated by forced liquidations by several institutional investors to meet redemptions or margin-call requirements.

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

(e)    Critical Accounting Policies.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these statements.

The liquidation basis of accounting requires the Partnership to record assets and liabilities at values expected to be achieved in liquidation. The change in basis of accounting from a going-concern basis to a liquidation basis did not have a material effect on the Partnership’s carrying value of assets and liabilities nor its results of operations. All carrying values, whether market or fair values, are expected to be achieved by management during liquidation. Also, the liquidation basis of accounting requires the financial statements to include a statement of net assets available to partners or changes in net assets available to partners. The Statements of Changes in Partners’ Capital (included herein) present the same information and thus a statement of net assets available to partners or changes in net assets available to partners has not been presented for the 12 months ended December 31, 2007.

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

Quantifying the Partnership’s Trading Value at Risk

The following quantitative disclosures regarding the Partnership’s market risk exposures contain ‘‘forward-looking statements’’ within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the ‘‘Securities Act.’’) and Section 21E of the Securities Exchange Act of 1934. as amended (the ‘‘Exchange Act.’’)). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor except for statements of historical fact (such as the terms of particular contracts and the number of market risk sensitive instruments held during or at the end of the reporting period).

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2007 and 2006, and the highest, lowest and average value at any point during the years. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 2007, the Partnership’s total capitalization was $1,544,257.

December 31, 2007

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– OTC Contracts	$7,965	0.52%	$251,862	$7,965	$87,292
Total	$7,965	0.52%

*	Annual average based in month-end Value at Risk

As of December 31, 2006, the Partnership’s total capitalization was $2,251,029.

December 31, 2006

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– OTC Contracts	$126,222	5.61%	$236,016	$22,985	$102,954
Interest Rates U.S.	31,000	1.38%	51,300	9,650	32,179
Interest Rates Non-U.S.	104,438	4.64%	186,326	23,633	93,553
Metals:
– OTC Contracts	56,758	2.52%	56,758	9,923	25,251
Indices	117,137	5.20%	165,202	51,000	113,335
Total	$435,555	19.35%

*	Annual average based on month-end Value at Risk

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Partnership is typically many times the applicable maintenance margin requirement (margin requirements generally range between 2% and 15% of contract face value) as well as many times the capitalization of the Partnership. The magnitude of the

Partnership’s open positions creates a ‘‘risk of ruin’’ not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions (unusual, but historically recurring from time to time) could cause the Partnership to incur severe losses over a short period of time. The foregoing Value at Risk table as well as the past performance of the Partnership give no indication of this ‘‘risk of ruin.’’

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

The following were the primary trading risk exposures of the Partnership as of December 31, 2007, by market sector.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of December 31, 2007.

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

Item 8.    Financial Statements and Supplementary Data.

SHEARSON SELECT ADVISORS FUTURES FUND L.P.

INDEX TO FINANCIAL STATEMENTS

Page Number
Oath or Affirmation	F-2
Management’s Report on Internal Control over Financing Reporting	F-3
Report of Independent Registered Public Accounting Firm	F-4
Financial Statements:
Statements of Financial Condition at December 31, 2007 (termination of operations) and 2006	F-5
Schedules of Investments at December 31, 2007 (termination of operations) and 2006	F-6 – F-7
Statements of Income and Expenses for the years ended December 31, 2007 (termination of operations), 2006 and 2005	F-8
Statements of Changes in Partners’ Capital for the years ended December 31, 2007 (termination of operations), 2006 and 2005	F-9
Statements of Cash Flows for the years ended December 31, 2007 (termination of operations), 2006 and 2005	F-10
Notes to Financial Statements	F-11 – F-15
Selected Unaudited Quarterly Financial Data	F-16

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

By: Jennifer Magro Chief Financial Officer and Director Citigroup Managed Futures LLC General Partner, Shearson Select Advisors Futures Fund L.P.
Citigroup Managed Futures LLC 731 Lexington Avenue 25th Floor New York, N.Y. 10022 212-559-2011

Management’s Report on Internal Control over
Financial Reporting

The management of Shearson Select Advisors Futures Fund L.P. (the ‘‘Partnership’’), Citigroup Managed Futures LLC, is responsible for establishing and maintaining adequate internal control over financial reporting. The Partnership’s internal control system was designed to provide reasonable assurance to the Partnership’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management maintains a comprehensive system of controls intended to ensure that transactions are executed in accordance with management’s authorization, assets are safeguarded, and financial records are reliable. Management also takes steps to see that information and communication flows are effective and to monitor performance, including performance of internal control procedures.

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2007 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2007, the Partnership’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit a company to provide only management’s report in this annual report.

Report of Independent Registered Public Accounting Firm

The Partners
Shearson Select Advisors Futures Fund L.P.:

We have audited the accompanying statement of financial condition in liquidation of Shearson Select Advisors Futures Fund L.P., including the schedule of investments in liquidation, as of December 31, 2007, and the related statements of income and expenses in liquidation, changes in partners’ capital in liquidation, and cash flows in liquidation for the year then ended. In addition, we have audited the statement of financial condition of Shearson Select Advisors Futures Fund L.P., including the schedule of investments, as of December 31, 2006, and the related statements of income and expenses, changes in partners’ capital, and cash flows for each of the years in the two year period ended December 31, 2006. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described in Note 1 to the financial statements, pursuant to the Limited Partnership Agreement, the Partnership’s operations were terminated on December 31, 2007, and the Partnership commenced liquidation shortly thereafter. As a result, the Partnership has changed its basis of accounting, with effect from January 1, 2007, from the going-concern basis to a liquidation basis.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position in liquidation of Shearson Select Advisors Futures Fund L.P. as of December 31, 2007, the results of its operations in liquidation, changes in partners’ capital in liquidation and its cash flows in liquidation for the year ended December 31, 2007 and the financial position as of December 31, 2006, and the results of its operations, changes in partners’ capital, and cash flows for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles applied on the basis described in the preceding paragraph.

New York, New York
March 24, 2008

Shearson Select Advisors Futures Fund L.P.
Statements of Financial Condition
December 31, 2007* (termination of operations) and 2006

	2007*	2006
Assets:
Equity in commodity futures trading account:
Cash (restricted $8,843 and $457,458 in 2007 and 2006, respectively) (Note 3c)	$1,573,075	$2,395,170
Unrealized appreciation on open forward contracts	5,190	94,659
	1,578,265	2,489,829
Interest receivable (Note 3c)	2,975	6,986
	$1,581,240	$2,496,815
Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures positions	$—	$65,004
Unrealized depreciation on open forward contracts	6,188	16,027
Accrued expenses:
Brokerage fees (Note 3c)	7,875	12,079
Management fees (Note 3b)	5,165	7,963
Professional fees	11,187	5,631
Other	6,568	9,317
Redemptions payable (Note 5)	—	129,765
	36,983	245,786
Partners’ Capital (Notes 1 and 5):
General Partner, 34 Unit equivalents outstanding in 2007 and 2006	71,532	90,041
Limited Partners, 700 and 816 Redeemable Units of Limited Partnership Interest outstanding in 2007 and 2006, respectively	1,472,725	2,160,988
	1,544,257	2,251,029
	$1,581,240	$2,496,815

*	Presented on a liquidation basis of accounting

See accompanying notes to financial statements.

Shearson Select Advisors Futures Fund L.P.
Schedule of Investments
December 31, 2007* (termination of operations)

	Fair Value	% of Partners’ Capital
Unrealized Appreciation on Forward Contracts
Currencies	$2	0.00%*
Metals	5,188	0.34
Total unrealized appreciation on forward contracts	5,190	0.34

Unrealized Depreciation on Forward Contracts
Metals	(6,188)	(0.40)
Total unrealized depreciation on forward contracts	(6,188)	(0.40)
Total fair value	$(998)	(0.06)%
* Presented on a liquidation basis of accounting
** Due to rounding

See accompanying notes to financial statements.

Shearson Select Advisors Futures Fund L.P.
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

Shearson Select Advisors Futures Fund L.P.
Statements of Income and Expenses
for the years ended
December 31, 2007* (termination of operations), 2006 and 2005

	2007*	2006	2005
Income:
Net losses on trading of commodity interests:
Realized losses on closed positions	$(227,259)	$(14,638)	$(393,809)
Change in net unrealized losses on open positions	(14,626)	(128,102)	(277,001)
Net realized and unrealized losses	(241,885)	(142,740)	(670,810)
Interest income (Note 3c)	61,883	94,063	72,316
	(180,002)	(48,677)	(598,494)

Expenses:
Brokerage fees including clearing fees of $2,168, $2,886 and $3,140, respectively (Note 3c)	119,655	176,707	207,962
Management fees (Note 3b)	75,780	111,145	132,598
Professional fees	29,390	23,023	59,006
Other	33,882	1,948	26,926
	258,707	312,823	426,492
Net loss	$(438,709)	$(361,500)	$(1,024,986)

Net loss per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent (Notes 1 and 6)	$(544.38)	$(396.78)	$(957.16)

*	Presented on a liquidation basis of accounting

See accompanying notes to financial statements.

Shearson Select Advisors Futures Fund L.P.
Statements of Changes in Partners’ Capital
for the years ended
December 31, 2007* (termination of operations), 2006 and 2005

	Limited Partners	General Partner	Total
Partners’ Capital at December 31, 2004	$4,142,286	$136,075	$4,278,361
Net loss	(992,443)	(32,543)	(1,024,986)
Redemption of 92 Redeemable Units of Limited Partnership Interest	(278,361)	—	(278,361)
Partners’ Capital at December 31, 2005	2,871,482	103,532	2,975,014
Net loss	(348,009)	(13,491)	(361,500)
Redemption of 127 Redeemable Units of Limited Partnership Interest	(362,485)	—	(362,485)
Partners’ Capital at December 31, 2006	2,160,988	90,041	2,251,029
Net loss*	(420,200)	(18,509)	(438,709)
Redemption of 116 Redeemable Units of Limited Partnership Interest	(268,063)	—	(268,063)
Partners’ Capital at December 31, 2007*	$1,472,725	$71,532	$1,544,257

Net Asset Value per Unit:

2005:	$3,045.05
2006:	$2,648.27
2007*:	$2,103.89

*	Presented on a liquidation basis of accounting

See accompanying notes to financial statements.

Shearson Select Advisors Futures Fund L.P.
Statements of Cash Flows
for the years ended December 31, 2007* (termination of operations), 2006 and 2005

	2007*	2006	2005
Cash flows from operating activities:
Net loss	$(438,709)	$(361,500)	$(1,024,986)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	448,615	(111,841)	477,134
(Increase) decrease in net unrealized appreciation on open futures positions	—	30,519	(30,519)
Decrease in unrealized appreciation on open forward contracts	89,469	79,672	346,740
(Increase) decrease in interest receivable	4,011	(147)	(1,912)
Increase (decrease) in net unrealized depreciation on open futures positions	(65,004)	65,004	(13,244)
Increase (decrease) in unrealized depreciation on open forward contracts	(9,839)	(47,093)	(25,976)
Accrued expenses:
Increase (decrease) in brokerage fees	(4,204)	(3,583)	(6,340)
Increase (decrease) in management fees	(2,798)	(2,231)	(4,327)
Increase (decrease) in incentive fees	—	—	(7,438)
Increase (decrease) in professional fees	5,556	(29,848)	30,789
Increase (decrease) in other	(2,749)	(13,577)	5,621
Net cash provided by (used in) operating activities	24,348	(394,625)	(254,458)
Cash flows from financing activities:
Payments for redemptions — Limited Partners	(397,828)	(305,801)	(261,311)
Net change in unrestricted cash	(373,480)	(700,426)	(515,769)
Unrestricted cash, at beginning of year	1,937,712	2,638,138	3,153,907
Unrestricted cash, at end of year	$1,564,232	$1,937,712	$2,638,138

*	Presented on a liquidation basis of accounting

See accompanying notes to financial statements.

Shearson Select Advisors Futures Fund L.P.
(Partnership in Liquidation)
Notes to Financial Statements
December 31, 2007

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

The Partnership, pursuant to the General Partner’s decision, terminated on December 31, 2007. As a result, the Partnership changed the basis of accountings with effect from January 1, 2007, from the going concern basis to a liquidation basis. Liquidation basis accounting requires the Partnership to record assets and liabilities at values to be received in liquidation (see Note 8).

The following notes relate to the Partnership while it was in operation.

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

During the current year, the Partnership adopted FASB Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes’’ (‘‘FIN 48’’). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the ‘‘more-likely-than-not’’ threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the year ended December 31, 2007 and that no provision for income tax is required in the Partnership’s financial statements.

Shearson Select Advisors Futures Fund L.P.
(Partnership in Liquidation)
Notes to Financial Statements
December 31, 2007

The following are the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States - 2004.

c.	The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

As of December 31, 2007 the Partnership is within the 12-month window of its liquidation date which has caused the Partnership to move from a going concern to liquidation basis of accounting. The liquidation basis of accounting requires the Partnership to record assets and liabilities at values expected to be achieved in liquidation. The change in basis of accounting from a going-concern basis to a liquidation basis did not have a material effect on the Partnership’s carrying value of assets and liabilities nor its results of operations. All carrying values, whether market or fair values, are expected to be achieved by management during liquidation. Also, the liquidation basis of accounting requires the financial statements to include a statement of net assets available to partners or changes in net assets available to partners. The Statements of Changes in Partners’ Capital (included herein) present the same information and thus a statement of net assets available to partners or changes in net assets available to partners has not been presented for the 12 months ended December 31, 2007.

3.    Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Partnership including selecting one or more advisors to make trading decisions for the Partnership. The Partnership will pay the General Partner an incentive fee payable quarterly equal to 5% of New Trading Profits, as defined in the Limited Partnership Agreement. For the years ended December 31, 2007 and 2006, the General Partner did not earn any incentive fees.

b.	Management Agreement:

The General Partner, on behalf of the Partnership, has entered into a Management Agreement with John W. Henry & Company, Inc. (the ‘‘Advisor’’), a registered commodity trading advisor. The Advisor is not affiliated with the General Partner or CGM and is not responsible for the organization or operation of the Partnership. The Partnership pays the Advisor a monthly management fee equal to 1/3 of 1% (4% per year) of month-end Net Assets of the Partnership managed by the Advisor. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of redemptions and incentive fees. The Management Agreement was in effect until December 31, 2007, the date the Partnership terminated operations.

In addition, the Partnership is obligated to pay the Advisor an incentive fee, payable quarterly, equal to 10% of New Trading Profits, as defined in the Management Agreement.

c.	Customer Agreement:

The Partnership has entered into a Customer Agreement, which was assigned to CGM from a predecessor company, whereby CGM provides services which include, among other things, the execution of transactions for the Partnership’s account in accordance with orders placed by the Advisor. Effective January 1, 1997, the Partnership pays CGM a monthly brokerage fee equal to ½ of 1% (6% per year) of Month end Net Assets, in lieu of brokerage commissions on a per trade basis. Month-end Net Assets, for the purpose of calculating fees are Net Assets, as defined in the Limited

Shearson Select Advisors Futures Fund L.P.
(Partnership in Liquidation)
Notes to Financial Statements
December 31, 2007

Partnership Agreement, prior to the reduction of accrued expenses and redemptions payable. The Partnership pays for all clearing fees but not floor brokerage charges. All of the Partnership’s cash is deposited in the Partnership’s account at CGM. The Partnership’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2007 and 2006, the amount of cash held for margin requirements were $8,843 and $457,458, respectively. CGM has agreed to pay the Partnership interest on 70% of the average daily equity in its accounts during each month at the rate of the average noncompetitive yield of 13-week U.S. Treasury Bills as determined at the weekly auctions thereof during the month. The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement was terminated on December 31, 2007, the date the Partnership terminated operations.

4.    Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the statements of income and expenses.

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the years ended December 31, 2007 and 2006, based on a monthly calculation, were $33,502 and $128,277, respectively.

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

Shearson Select Advisors Futures Fund L.P.
(Partnership in Liquidation)
Notes to Financial Statements
December 31, 2007

6.    Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest during the years ended December 31, 2007 (termination of operations), 2006 and 2005 were as follows:

	2007	2006	2005
Net realized and unrealized losses*	$(448.30)	$(353.54)	$(815.38)
Interest income	75.91	101.08	69.89
Expenses**	(171.99)	(144.32)	(211.67)
Decrease for the year	(544.38)	(396.78)	(957.16)
Net Asset Value per Redeemable Unit, beginning of year	2,648.27	3,045.05	4,002.21
Net Asset Value per Redeemable Unit, end of year	$2,103.89	$2,648.27	$3,045.05

*	Includes brokerage fees
**	Excludes brokerage fees

	2007	2006	2005
Ratios to average net assets:
Net investment loss***	(10.3)%	(7.9)%	(10.5)%
Operating expenses	13.6%	11.3%	12.7%
Incentive fees	—%	—%	—%
Total expenses	13.6%	11.3%	12.7%

Total return:
Total return before incentive fees	(20.6)%	(13.0)%	(23.9)%
Incentive fees	—%	—%	—%
Total return after incentive fees	(20.6)%	(13.0)%	(23.9)%

***	Interest income less total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

7.    Financial Instrument Risks:

In the normal course of its business, the Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (‘‘OTC’’). Exchange traded instruments are standardized and include futures and certain options contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying

Shearson Select Advisors Futures Fund L.P.
(Partnership in Liquidation)
Notes to Financial Statements
December 31, 2007

financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

8.    Liquidation of Partnership:

Pursuant to the Limited Partnership Agreement, the Partnership’s operations were terminated on December 31, 2007. Distribution of the Partnership’s Capital was made on January 15, 2008, subsequent to the termination of operations.

At December 31, 2007, the Partnership held open forward contracts which were required to be held to maturity (March 19, 2008). The Partnership has entered into offsetting contracts at the same price and settlement date to fully hedge these positions. As a result, the operations of the Partnership were complete as of December 31, 2007. Until the point of distribution of Partnership Capital on January 15, 2008, the liability of the Limited Partners was limited to their share of the Partnership’s Capital and any undistributed profits.

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2007 and 2006 is summarized below:

	For the period from October 1, 2007 to December 31, 2007	For the period from July 1, 2007 to September 30, 2007	For the period from April 1, 2007 to June 30, 2007	For the period from January 1, 2007 to March 31, 2007
Net realized and unrealized trading gains (losses) net of brokerage fees and clearing fees including interest income	$(105,526)	$(231,803)	$488,904	$(451,232)
Net income (loss)	$(139,451)	$(266,766)	$453,582	$(486,074)
Increase (decrease) in Net Asset Value per Redeemable Unit	$(186.39)	$(332.62)	$546.48	$(571.85)

	For the period from October 1, 2006 to December 31, 2006	For the period from July 1, 2006 to September 30, 2006	For the period from April 1, 2006 to June 30, 2006	For the period from January 1, 2006 to March 31, 2006
Net realized and unrealized trading gains (losses) net of brokerage fees and clearing fees including interest income	$(319,516)	$81,907	$14,137	$(1,912)
Net income (loss)	$(329,345)	$50,942	$(33,225)	$(49,872)
Increase (decrease) in Net Asset Value per Redeemable Unit	$(366.34)	$55.91	$(35.30)	$(51.05)

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

The annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to an attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Management’s Report on internal control over reporting is included in the Partnership’s annual financial statements under ‘‘Item 8. Financial Statements and Supplementary Data.’’

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The Partnership has no officers or directors and its affairs are managed by its General Partner. Investment decisions are made by the Advisor.

The Partnership has not adopted a code of ethics that applies to officers because it has no officers.

Item 11.    Executive Compensation.

The Partnership has no directors or officers. Its affairs are managed the General Partner. CGM, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage fees for such services, as described under ‘‘Item 1. Business.’’ For the year ended December 31, 2007, CGM earned

$119,655 in brokerage fees and clearing fees. Management fees and incentive fees of $75,780 and $0, respectively were earned by the Advisor for the year ended December 31, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)    Security ownership of certain beneficial owners. The Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.

(b)    Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The General Partner owns units of general partnership interest equivalent to 34 Redeemable Unit equivalents (4.6%) as of December 31, 2007.

(c)    Changes in control. None.

Item 13.    Certain Relationships, Related Transactions and Director Independence.

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

2007            $5,182

2006            $15,000

(2)    Audit-Related Fees. None.

(3)    Tax Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by KPMG LLP for tax compliance and tax advice given in the preparation of the Partnership’s Schedule K1s, the preparation of the Partnership’s Form 1065 and preparation of all State Tax Returns are as follows:

2007            $2,000

2006            $7,606

(4)    All Other Fees. None.

(5)    Not Applicable.

(6)    Not Applicable.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a) (1)	Financial Statements:

Statements of Financial Condition at December 31, 2007 (termination of operations) and 2006.

Schedules of Investments at December 31, 2007 (termination of operations) and 2006.

Statements of Income and Expenses for the years ended December 31, 2007 (termination of operations), 2006 and 2005.

Statements of Changes in Partners’ Capital for the years ended December 31, 2007 (termination of operations), 2006 and 2005.

Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005.

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

10.30 – Letter extending Management Agreement with John W. Henry & Company, Inc. for 1998 (previously filed).

10.31 – Letter extending Management Agreement with John W. Henry & Company, Inc. for 1999 (previously filed).

10.32 – Letter extending Management Agreement with John W. Henry & Company, Inc. for 2000 (previously filed).

10.33 – Letter extending Management Agreement with John W. Henry & Company, Inc. for 2001 (previously filed).

10.34 – Letter extending Management Agreement with John W. Henry & Company, Inc. for 2002 (previously filed).

10.35 – Letter extending Management Agreement with John W. Henry & Company, Inc. for 2003 (previously filed).

10.36 – Letter extending Management Agreement with John W. Henry & Company, Inc. for 2004 (previously filed).

10.37 – Letter extending Management Agreement with John W. Henry & Company, Inc. for 2005 (previously filed).

10.38 – Letter extending Management Agreement with John W. Henry & Company, Inc. for 2006 (previously filed).

10.39 – Letter extending Management Agreement with John W. Henry & Company, Inc. for 2007 (filed herein).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 31st day of March 2008.

Shearson Select Advisors Futures Fund L.P.

By:    /s/ Citigroup Managed Futures LLC
           (General Partner)

By    /s/ Jerry Pascucci
           Jerry Pascucci, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons in the capacities and on the date indicated.

/s/ Jerry Pascucci	/s/ Ihor Rakowsky
Jerry Pascucci	Ihor Rakowsky
President and Director	Secretary and Director
/s/ Jennifer Magro	/s/ Daryl Dewbrey
Jennifer Magro	Daryl Dewbrey
Chief Financial Officer and Director	Director
/s/ Steve Ciampi	/s/ Raymond Nolte
Steve Ciampi	Raymond Nolte
Director	Director
/s/ Shelley Ullman
Shelley Ullman
Director